Form 10-Q
period 1996-03-31
1ST BERGEN BANCORP
filed 1996-05-14
CIK 1005016

Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                         COMMISSION FILE NUMBER 0-27686

                               1st Bergen Bancorp
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)

          New Jersey                                      22-3409845
- - -----------------------------------             -------------------------------
  State or other juridiction of                         IRS Employer
  Incorporation or Organization                       Identification No.

                   250 Valley Boulevard, Wood-Ridge, NJ 07075
- - -------------------------------------------------------------------------------
                     Address of Principal Executive Offices

                                 (201) 939-3400
- - -------------------------------------------------------------------------------
                           Registrant's Telephone No.

                                 Not Applicable
- - -------------------------------------------------------------------------------
       Former Name, Address, and Fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                       Yes (X)              No (   )


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practible date.

                Class                          Outstanding at March 31, 1996
                -----                          -----------------------------
            Common Stock                              3,174,000 shares

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (dollar in thousands)

                                                      March 31,  September 30,
                                                        1996         1995
                                                      --------   --------------
                                                     (UNAUDITED)

Assets:

       Cash and due from banks                       $ 35,223     $  3,215
       Interest-bearing deposits in other banks         1,000        6,000
                                                     --------     --------
   Total Cash and cash equivalents                     36,223        9,215

       Investment securities held to maturity          36,726       22,666
       MBS securities held to maturity                 54,556       44,154
       Securities available for sale                   14,588       25,009
       Loans receivable                               106,916      113,556
       Premises and Equipment                           2,636        2,698
       Real estate owned                                2,000        1,071
       FHLB Stock                                       1,487        1,446
       Accrued interest and dividends receivable        1,116        1,163
       Deferred income taxes                            2,053        1,989
       Other Assets                                       266          200
                                                     --------     --------
TOTAL ASSETS                                         $258,567     $223,167
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

       Deposits                                      $210,360     $207,838
       Escrow                                             765          911
       Accrued income taxes                               467           79
       Other liabilities                                  166          165
       Stock Subscriptions Funds Deposited              4,097            0
                                                     --------     --------
TOTAL LIABILITIES                                     215,855      208,993

TOTAL STOCKHOLDERS' EQUITY                             42,712       14,174
                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $258,567     $223,167
                                                     ========     ========

           See accompanying notes to consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (Dollars in thousands)


                                                                    Three Months Ended        Six Months Ended
                                                                       March 31,                  March 31,
                                                                    -------------------     --------------------
                                                                      1996       1995        1996         1995
                                                                    -------     -------     -------      -------
INTEREST INCOME
         Interest on loans                                          $ 2,369     $ 2,652     $ 4,891      $ 5,258
         Interest on mortgage-backed securities                         828         553       1,548        1,127
         Interest on investment securities held to maturity             633         261       1,268          525
         Interest on securities available for sale                      169         320         268          639
                                                                    -------     -------     -------      -------
         Total interest income                                        3,999       3,786       7,975        7,549

INTEREST EXPENSE
         Deposits                                                     2,359       1,799       4,717        3,502
         Advances from FHLBNY                                             0          71           0          111
                                                                    -------     -------     -------      -------
         Total interest expense                                       2,359       1,870       4,717        3,613

NET INTEREST INCOME                                                   1,640       1,916       3,258        3,936
         Provision for loan losses                                      125         301         185          801
                                                                    -------     -------     -------      -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                       1,515       1,615       3,073        3,135

NON-INTEREST INCOME:
         Loan fees and service charges                                   36          31          86           63
         Net loss on sale of securities                                   0           0        (412)           0
         Other income                                                    10           2          33            5
                                                                    -------     -------     -------      -------
         Total other income                                              46          33        (293)          68

NON-INTEREST EXPENSE:
         Compensation and employee benefits                             576         556       1,167        1,174
         Occupancy expense                                               77          65         140          125
         Equipment                                                       97          94         195          186
         Advertising                                                     47          50         100          102
         Federal deposit insurance premiums                             119         113         234          230
         Net loss from real estate owned                                108          60         236           83
         Insurance and bond premiums                                     29          30          55           66
         Other                                                          184         253         372          441
                                                                    -------     -------     -------      -------
         Total non-interest expense                                   1,237       1,221       2,499        2,407

         Income before income taxes                                     324         427         281          796

         Federal and state tax expense                                  117         154         103          322
                                                                    -------     -------     -------      -------

                  Net Income                                        $   207     $   273     $   178      $   474
                                                                    =======     =======     =======      =======


           See accompanying notes to consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)


                                                                                       March 31
                                                                                ----------------------
                                                                                  1996          1995
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $    178      $    474
Adjustments to reconcile net income to net cash provided
by (used in) operating activities

         Provision for loan loss                                                     185           801
         Net gain on sales of real estate owned                                      (32)          (17)
         Depreciation of premises and equipment                                       83            78
         Net accretion of premiums and amortization of discounts                     (10)          (46)
         Net loss on sales of securities available for sale                          411          --
         Net (decrease) increase in deferred loan fees                               (33)          128
         Decrease in interest and dividends receivable                                47            79
         Increase in other assets                                                    (66)          (72)
         Increase (decrease) in other liabilities                                      2           (70)
         Decrease in deferred income taxes                                           (64)         (143)
         Increase (decrease) in income taxes payable                                 388          (173)
                                                                                --------      --------
           Net cash provided by operating activities                            $  1,089      $  1,039
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net decrease (increase) in loans receivable                            $  5,121      $ (5,439)
         Proceeds from sales of real estate owned                                    470           179
         Purchases of mortgage-backed securities                                 (16,051)         --
         Investment securities called                                              5,670          --
         Purchases of investment securities held to maturity                     (19,761)         --
         Purchases of securities available for sale                               (8,308)         --
         Proceeds from sales of securities available for sale                     18,589          --
         Principle payments on mortgage-backed securities                          5,690         3,094
         Purchases of premises and equipment                                         (21)          (41)
         Purchases of FHLB-NY stock                                                  (41)          (97)
                                                                                --------      --------
           Net cash used in investing activities                                $ (8,642)     $ (2,304)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in deposits                                    $  2,522      $ (7,699)
         Proceeds from issuance of common stock, net of ESOP loan                 28,088          --
         Stock subscriptions received                                              4,097          --
         Net increase of advances from FHLB-NY                                      --           4,350
         Net (decrease) increase in advances by borrowers (taxes&insurance)         (146)           50
                                                                                --------      --------
                  Net cash provided by (used in) financing activities             34,561        (3,299)
                                                                                --------      --------
                  Net increase (decrease)in cash and cash equivalents             27,008        (4,564)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                           9,215         5,883
                                                                                --------      --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                              $ 36,223      $  1,319
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:                                          8,890         6,829
           Interest
           Income taxes                                                              463           677

         Non-cash investing and financing activities:
           Transfer of loans to real estate owned                               $  1,366      $    435
           Transfer of investments held to maturity to securities
             available for sale                                                               $ 19,000

           See accompanying notes to consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The Consolidated financial statements include the accounts of 1st Bergen Bancorp, (the Company) and its wholly subsidiary South Bergen Savings Bank, (the Bank), and its wholly owned subsidiary South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of banking services to individuals and corporate customers through its two branches in Bergen County, New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to form 10Q and Article 10 of Regulations S-X for the Company and its subsidiary.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six month periods ended March 31, 1996. The results of operations for the six month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1995, and the notes thereto, that are included in the Company's Prospectus filed with the Securities and Exchange Commission as part of its registration statement on Form S-1 Registration No. 33-80399.

2.   CHARTER CONVERSION

     On November 14, 1995, the Bank converted from a state mutual savings and loan association (South Bergen Savings and Loan Association) to a federally charted mutual savings bank called South Bergen Savings Bank.

3.   ORGANIZATION OF THE HOLDING COMPANY AND CONVERSION TO STOCK FORM OF
     OWNERSHIP

     On November 28, 1995, 1st Bergen Bancorp (the Holding Company) was organized for the purpose of acquiring all of the capital stock of the Bank to be issued in the Bank's conversion from the mutual to stock form of ownership. On March 29, 1996, the Company completed an initial public offering. The offering resulted in the sale of 3,174,000 shares of common stock including the sale of 253,920 shares to the Bank's tax qualified Employee Stock Ownership Plan (the ESOP).

     In connection with the conversion from a mutual to a capital stock form, the Company established the ESOP for the benefit of the employees of the Company and the Bank. The ESOP purchased 253,920 shares or 8% of the total stock sold in the subscription, for $2,539,200 financed by a loan from the Company.

     The ESOP was effective upon completion of the conversion. Full time employees of the Company or the Bank who have been credited with at least 1000 hours of service during a twelve month period and who have attained the age of 21 are eligible to participate in the ESOP. The loan to the ESOP will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of ten years, and the collateral for the loan will be the Common Stock purchased by the ESOP that has not been committed to be released.

4.   NET INCOME PER SHARE

     The initial public offering was completed on March 29, 1996. Accordingly, net income per share calculations for the three and six month periods ended March 31, 1996 are not meaningful and are therefore not presented.

5.   STOCKHOLDERS' EQUITY

     The components of stockholders' equity were as follows:


                                                                       (dollars in thousands)

                                                                    March 31, 1996   September 30, 1995
                                                                    --------------   ------------------
     Common Stock, no par value, 6,000,000 shares
       authorized:  3,174,000 shares issued                           $ 30,627               --

     Retained earnings, substantially restricted                        15,599           $ 15,421

     Unearned ESOP Shares                                               (2,539)              --

     Net unrealized loss on securities available for sale,
       net of tax                                                         (975)            (1,247)
                                                                      --------           --------
     Total stockholders' equity                                       $ 42,712           $ 14,174
                                                                      ========           ========


6.   NON PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSS.

     Non-performing loans were as follows:


                                                                         (dollars in thousands)

                                                                    March 31, 1996     September 30, 1995
                                                                    --------------     ------------------
     Loans delinquent 90 days or more
     and other non-performing loans.                                  $4,438             $7,363

     Loans delinquent 90 days or more and other
     non-performing loans as a percentage of gross loans                4.15%             6.19%


     An analysis of the allowance for loan losses for the six month periods ended March 31, 1996 and 1995 follows:


                                                                            (dollars in thousands)

                                                                   March 31, 1996       March 31, 1995
                                                                   --------------       --------------
     Balance at the beginning of the period                           $5,061              $5,045

     Provision charged to operations                                     185                 801

     Charge-offs, net                                                  1,385                 629
                                                                      ------              ------
     Balance at end of period                                         $3,861              $5,217
                                                                      ======              ======

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Account Standards No. 114 "Accounting for Creditors for Impairment of a Loan" (SFAS No. 114) and SFAS No. 118 "Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS No. 118) were adopted prospectively by the Company on October 1, 1995. These statements address the accounting for impaired loans and specify how allowances for loan losses related to these impaired loans should be determined. The adoption of the statements did not affect the level of the overall allowance or the operating results of the Company. Income recognition and charge-off policies were not changed as a result of SFAS No. 114 and SFAS No. 118. The Company has defined the population of impaired loans to be those loans for which it is probable that future events make it unlikely that all of the principal or interest will be collected. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio.

                         1ST BERGEN BANCORP SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

For the quarter ended March 31, 1996, the Company had net income of $207,000 as compared to net income of $273,000 a year ago. Net income decreased to $178,000 for the six month period ended March 31, 1996 as compared with net income of $474,000 for the same period in the prior year. The decreases in both periods as compared with the prior year periods reflect the adverse effect of higher interest rates over those experienced during similar periods last year and the efforts of the Company to position itself for future growth.

The Company completed its initial public offering of its common stock on March 29, 1996. Accordingly, per share data is not presented because it is not considered meaningful.

ASSETS AND LIABILITIES

Total assets increased $35.4 million, or 15.9%, to $258.6 million at March 31, 1996 from $223.2 million at September 30, 1995. Cash and cash equivalents increased $27.0 million, or 293.5%, to $36.2 million as of March 31, 1996 from $9.2 million at September 30, 1995, primarily as a result of the completion of the Bank's initial public offering on March 29, 1996, in which net proceeds of $30.6 million were realized. At March 31, 1996, the vast majority of these proceeds were invested in cash and cash equivalents. Loans receivable decreased $6.6 million, or 5.9%, to $106.9 million at March 31, 1996 from $113.6 million at September 30, 1995. The decrease in loans receivable, net, resulted from prepayments of loans and scheduled amortization in excess of new loan originations and purchases. Investment securities held to maturity increased $14.1 million, or 62.0%, to $36.7 million at March 31, 1996 from $22.7 million at September 30, 1995. Mortgage-backed securities held to maturity increased $10.4 million, or 23.6%, to $54.6 million at March 31, 1996 from $44.2 million at September 30, 1995. The increase in investment securities held to maturity and mortgage-backed securities held to maturity was due primarily to the purchase of $13.0 million of U.S. Government Agency securities, $6.8 million of SBA securities and $15.7 million of GNMA 30 year adjustable rate mortgages offset by $3.0 million in maturities of U.S. Government Agencies and approximately $8.0 million in normal amortization and prepayments within the mortgage-backed securities portfolio.

Securities available for sale decreased $10.4 million, or 41.2%, to $14.6 million at March 31, 1996 from $25.0 million at September 30, 1995. The decrease was due to the sale of $19.0 million of U.S. Government Agency securities in November, 1995 offset by the purchase of $5.0 million of U.S. Government Agency securities and $3.0 million of GNMA mortgage-backed securities. The Bank sold the lower yielding securities to enhance the average yield on interest earning assets by reinvesting the proceeds from the sale in higher yielding investment securities to be held to maturity.

Deposits increased $2.5 million, or 1.2%, to $210.4 million at March 31, 1996 from $207.8 million at September 30, 1995.

STOCKHOLDERS EQUITY

Stockholders equity increased $28.5 million, or 201.3%, to $42.7 million at March 31, 1996 from $14.1 million at September 30, 1995. The increase in stockholders equity is due to net proceeds of the initial public offering which was completed on March 29, 1996 totaling $30.6 million, offset by a loan to the employee stock option plan of $2.5 million. In addition to the net proceeds, net income for the six month period totalling $178,000 combined with the decrease in the net unrealized loss on securities available for sale of $271,000 resulted in the $28.5 million increase in stockholders equity during the period.

LIQUIDITY AND CAPITAL RESOURCE

Liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the Federal Home Loan Bank of New York.

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At March 31, 1996, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $90.0 million or 34.8% of total assets. This amount includes $23.3 million scheduled to mature within one year, which represented 9.0% of total assets and 11.1% of total deposits at March 31, 1996. Included in this amount is $30.6 million in net proceeds from the Company's initial public offering. Management anticipates that these proceeds will be invested in loans, mortgage-backed and investment securities as opportunities arise.

At March 31, 1996, the Company had commitments to originate loans totalling $10.4 million, outstanding unused lines of credit of $5.0 million and commitments to purchase investment securities totalling $8.0 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of March 31, 1996, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1996 are as follows:


                                                                                     EXCESS OF ACTUAL
                                                                                           OVER
                                REQUIRED CAPITAL              ACTUAL CAPITAL             REGULATORY
                                                                                        REQUIREMENT
(dollars in thousands)     AMOUNT       % OF ASSETS       AMOUNT       % OF ASSETS       $ AMOUNT
                           ------       -----------       ------        -----------  ----------------
Tangible Capital           $3,882           1.50          $42,712         16.52           $38,830
Core Capital                7,765           3.00           42,712         16.52            34,947
Risk-Based Capital          8,135           8.00           44,003         43.28            35,868


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
1995

NET INCOME

For the three months ended March 31, 1996, net income decreased by $66,000, or 24.2%, to $207,000 from $273,000 for the same period last year. For the six months ended March 31, 1996, net income decreased by $296,000, or 62.5%, to $178,000 from $474,000 for the same period last year. The decline in net income for both periods was primarily a result of a decrease in net interest income partially offset by a decrease in the provision for loan loss.

INTEREST INCOME

Interest income increased $213,000, or 5.6%, to $4.0 million for the three months ended March 31, 1996 from $3.8 million for the same period last year.

Interest on loans decreased $283,000, or 10.7%, to $2.4 million for the three months ended March 31, 1996 from $2.7 million for the same period in 1995. The decrease in interest on loans was primarily due to a decrease in the average balance of loans outstanding during the period to $107.3 million for the three months ended March 31, 1996 from $122.6 million for the same period in 1995. The decrease is due to loan repayments exceeding originations as the Company continued to experience weak loan demand in its primary market area.

Interest income on mortgage backed securities increased $275,000, or 49.7%, to $828,000 for the three months ended March 31, 1996 from $553,000 for the same period in 1995. The increase was primarily due to the increase in the average balance of mortgage backed securities outstanding during the period to $55.7 million for the three months ended March 31, 1996 from $40.6 million for the same period in 1995, combined with an increase in the average yield to 5.94% from 5.44% for the comparison period reflecting increasing market rates of interest. The increase in the average balance was a result of available funds exceeding new loan demand.

Interest on investment securities held to maturity, which includes interest income on Federal Home Loan Bank stock and other Federal Home Loan Bank deposits, increased by $372,000, or 142.5%, to $633,000 for the three months ended March 31, 1996 compared to $261,000 for the same period in 1995. The increase was primarily due to an increase of $27.3 million in the average balance of investment securities outstanding to $48.7 million for the three months ended March 31, 1996 from $21.4 million for the same period in 1995. The increase in the average balance of the investments held to maturity portfolio was primarily due to the available funds from sales within the securities available for sale portfolio discussed below.

Interest income on securities available for sale decreased $151,000, or 47.2%, to $169,000 for the three months ended March 31, 1996 compared to $320,000 for the same period in 1995. The decrease was primarily due to the sale of approximately $19.0 million of securities available for sale during the quarter ended December 31, 1995. The Company sold the securities and purchased investment securities held to maturity to take advantage of higher yields available on the securities purchased.

INTEREST EXPENSE

Interest expense increased $489,000, or 26.1%, to $2.4 million for the three month period ended March 31, 1996 compared to $1.9 million for the same period in 1995. This increase was primarily attributed to an increase of $22.5 million in the average balance of deposits outstanding to $215.9 million during the three months ended March 31, 1996 from $193.4 million for the same period in 1995 combined with an increase in the average rate paid on deposits to 4.37% from 3.72% for the comparison periods reflecting increasing market rates of interest. The increase in the average balance of deposits was primarily attributed to the stock subscriptions received during the three months ended March 31, 1996 for the initial public offering which was completed on March 29, 1996.

Interest expense on borrowed funds was $71,000 for the three month period ended March 31, 1995. The Bank did not have any borrowings during the three month period ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $176,000, or 58.5%, to $125,000 for the three months ended March 31, 1996 from $301,000 for the same period in 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Bank's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $2.9 million, or 39.7% to $4.4 million at March 31, 1996 from $7.3 million at March 31, 1995. This decline reflects $4.3 million of these loans being reclassified as real estate owned as the Company acquired title to these properties through the foreclosure process. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest earning assets. At March 31, 1996 and 1995, the allowance for loan losses was $3.9 million and $5.2 million. The decrease in the allowance for loan losses is due to charge-offs within the allowance of previously established reserves on loans transferred to real estate owned at fair market value. The Company's allowance for loan losses as a percentage of total non-performing loans increased slightly to 68.74% at March 31, 1996 as compared to 66.64% at March 31, 1995.

Future provisions for loan losses will continue to be based on management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, then current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficent to provide for estimated future losses. Although management uses the best information available, adjustments may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income and non-interest expense for the three months ended March 31, 1996 and 1995 did not show any material increases or decreases. The Company expects to experience increased costs in future periods due to expenses associated with the ESOP and other stock benefit plans, if adopted, as well as increased costs associated with being a public company.

INCOME TAX EXPENSE

Income tax expense decreased $37,000, or 24.0%, to $117,000 for the three months ended March 31, 1996 from $154,000 for the same period in 1995. The decrease in income tax expense is attributable to the $103,000 or 24.1% decrease in income before taxes to $324,000 for the three months ended March 31, 1996 from $427,000 for the same period in 1995.

           COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                            MARCH 31, 1996 AND 1995

INTEREST INCOME

Interest income increased $426,000, or 5.6%, to $8.0 million for the six months ended March 31, 1996 from $7.5 million for the same period last year.

Interest on loans decreased $367,000, or 7.0%, to $4.9 million for the six months ended March 31, 1996 from $5.3 million for the same period in 1995. The decrease in interest on loans was primarily attributable to a decrease in the average balance of loans outstanding to $109.3 million during the six months ended March 31, 1996 from $120.4 million for the same period in 1995. The average yield on loans increased to 8.95% for the six months ended March 31, 1996 compared to 8.73% for the six months ended March 31, 1995, reflecting increasing market rates of interest.

Interest income on mortgage-backed securities increased $421,000, or 37.4%, to $1.5 million for the six months ended March 31, 1996 from $1.1 million for the same period in 1995. The increase was primarily attributable to the increase in the average balance of mortgage-backed securities outstanding during the period to $52.6 million for the six months ended March 31, 1996 from $41.3 million for the same period in 1995 combined with an increase in the average yield to 5.88% from 5.45% for the comparison period, reflecting increasing market rates of interest.

Interest on investment securities held to maturity, which includes interest income on Federal Home Loan Bank stock and other Federal Home Loan Bank deposits, increased by $743,000, or 141.5%, to $1.3 million for the six months ended March 31, 1996 compared to $525,000 for the same period in 1995. The increase was primarily attributable to an increase of $13.6 million in the average balance of investment securities outstanding to $34.4 million for the six months ended March 31, 1996 from $20.8 million for the same period in 1995 combined with an increase in the average yield to 5.45% from 4.69% for the comparison period.

Interest income on securities available for sale decreased $371,000, or 58.1%, to $268,000 for the six months ended March 31, 1996 compared to $639,000 for the same period in 1995.

INTEREST EXPENSE

Interest expense increased $1.2 million, or 34.7%, to $4.7 million for the six month period ended March 31, 1996 compared to $3.5 million for the same period in 1995. The increase was primarily attributed to an increase of $16.5 million in the average balance of deposits outstanding to $212.2 million during the six months ended March 31, 1996 from $195.7 million for the same period in 1995 combined with an increase in the average rate paid on deposits to 4.45% from
3.58 % for the comparison periods, reflecting increasing market rates of interest.

Interest expense on borrowed funds was $111,000 for the six months ended March 31, 1995. The Bank did not have any borrowings during the six months ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $615,000, or 76.8%, to $185,000 for the six months ended March 31, 1996 from $801,000 for the same period in 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Bank's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $2.9 million, or 39.7%, to $4.4 million at March 31, 1996 from $7.3 million at March 31, 1995. This decline reflects $4.3 million of loans being reclassified as real estate owned as the Company acquired title to these properties through the foreclosure process. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest earning assets. At March 31, 1996 and 1995, the allowance for loan losses was $3.9 million and $5.2 million. The decrease in the allowance for loan losses is due to charge-offs within the allowance of previously established reserves on loans transferred to real estate owned at fair market value. The Bank's allowance for loan losses as a percentage of total non-performing loans increased slightly to 68.74% at March 31, 1996 as compared to 66.64% at March 31, 1995.

Future provisions for loan losses will continue to be based on management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, then current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated future losses. Although management uses the best information available, adjustments may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest loss for the six months ended March 31, 1996 was $293,000 compared to income of $68,000 for the same period last year. The decrease in non-interest income was due to the loss of $412,000 on the sale of approximately $19.0 million of securities available for sale during the quarter ended December 31, 1995. The Bank sold the securities and purchased securities held to maturity to take advantage of higher yields available on the securities purchased.

Non-interest expense increased $92,000 or 3.6% for the six months ended March 31, 1996 to $2.5 million from $2.4 million for the same period in 1995. This increase was primarily due to an increase in the net loss from real estate owned to $236,000 for the six months period ended March 31, 1996 from $83,000 for the comparison period. The increase is real estate owned expense is primarily attributable to the costs required in maintaining the properties' condition.

INCOME TAX EXPENSE

Income tax expense decreased $219,000 or 68.0% to $103,000 for the six months period ended March 31, 1996 from $322,000 for the same period in 1995. The decrease in income tax expense is attributable to the $515,000 or 64.7% decreased in income before taxes to $281,000 for the six months ended March 31, 1996 from $796,000 for the same period in 1995.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims and lawsuits.

ITEM 2. CHANGES IN SECURITIES.

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (27) Financial Data Schedule

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     1st BERGEN BANCORP

Date:                                By: WILLIAM M. BRICKMAN
                                         -------------------------------------
                                         President and Chief Executive Officer

Date:                                By: ALBERT E. GOSSWEILER
                                         -------------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer