Form 10-Q
period 1996-06-30
1ST BERGEN BANCORP
filed 1996-08-14
CIK 1005016

Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                         COMMISSION FILE NUMBER 0-27686

                               1st Bergen Bancorp
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)

          New Jersey                                     22-3409845
- --------------------------------------------------------------------------------
State or other juridiction of                IRS Employer Identification No.
Incorporation or Organization

                   250 Valley Boulevard, Wood-Ridge, NJ 07075
- --------------------------------------------------------------------------------
                     Address of Principal Executive Offices

                                 (201) 939-3400
- --------------------------------------------------------------------------------
                           Registrant's Telephone No.

                                 Not Applicable
- --------------------------------------------------------------------------------
       Former Name, Address, and Fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                        Yes |X|                     No |_|

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practible date.

           Class                               Outstanding at June 30, 1996
- -----------------------------              -------------------------------------
        Common Stock                                3,174,000 shares

                       1st Bergen Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition
                             (dollars in thousands)

                                                      June 30,     September 30,
                                                        1996           1995
                                                    (UNAUDITED)
                                                    -----------    ------------
Assets:
      Cash and due from banks                         $  5,197       $  3,215
      Interest-bearing deposits in other banks          12,000          6,000
                                                      --------       --------

   Total Cash and cash equivalents                      17,197          9,215

      Investment securities held to maturity            36,546         22,666
      MBS securities held to maturity                   56,688         44,154
      Securities available for sale                     22,430         25,009
      Loans receivable                                 109,968        113,556
      Premises and equipment                             2,597          2,698
      Real estate owned                                  1,436          1,071
      FHLB stock                                         1,487          1,446
      Accrued interest and dividends receivable          1,431          1,163
      Deferred income taxes                              2,053          1,989
      Other assets                                         262            200
                                                      --------       --------

Total Assets                                          $252,095       $223,167
                                                      ========       ========
Liabilities and Stockholders' Equity

Liabilities:
      Deposits                                        $207,318       $207,838
      Escrow                                               836            911
      Accrued income taxes                                 744             79
      Other liabilities                                    211            165
                                                      --------       --------

Total Liabilities                                      209,109        208,993

Total Stockholders' Equity                              42,986         14,174
                                                      --------       --------

Total Liabilities and Stockholders' Equity            $252,095       $223,167
                                                      ========       --------


           See accompanying notes to consolidated financial statements

                       1st Bergen Bancorp and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended     Nine Months Ended
                                                                  June 30,              June 30,
                                                            ------------------     -----------------
                                                             1996        1995       1996        1995
                                                             ----        ----       ----        ----
INTEREST INCOME
      Interest on loans                                    $  2,378    $  2,551   $  7,269    $  7,809
      Interest on mortgage-backed securities                    834         587      2,382       1,714
      Interest on investment securities held to maturity        895         271      2,163         796
      Interest on securities available for sale                 249         315        517         954
                                                           --------    --------   --------    --------

      Total interest income                                   4,356       3,724     12,331      11,273

INTEREST EXPENSE
      Deposits                                                2,346       2,025      7,063       5,527
      Advances from FHLB NY                                       0          36          0         147
                                                           --------    --------   --------    --------

      Total interest expense                                  2,346       2,061      7,063       5,674

NET INTEREST INCOME                                           2,010       1,663      5,268       5,599

      Provision for loan losses                                 150         276        335       1,077
                                                           --------    --------   --------    --------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                               1,860       1,387      4,933       4,522

NON-INTEREST INCOME:
      Loan fees and service charges                              38          27        124          90
      Net loss on sale of securities                              0           0       (412)          0
      Other income                                               18          19         51          24
                                                           --------    --------   --------    --------

      Total other income                                         56          46       (237)        114

NON-INTEREST EXPENSE:
      Compensation and employee benefits                        630         577      1,797       1,751
      Occupancy expense                                          64          59        204         184
      Equipment                                                  91          93        286         279
      Advertising                                                42          45        142         147
      Federal deposit insurance premiums                        119         113        353         343
      Net loss (gain) from real estate owned                    (32)         81        204         164
      Insurance and bond premiums                                21          14         76          80
      Other                                                     210         193        582         634
                                                           --------    --------   --------    --------

      Total non-interest expense                              1,145       1,175      3,644       3,582

      Income before income taxes                                771         258      1,052       1,054

      Federal and state tax expense                             277          93        380         415
                                                           --------    --------   --------    --------

            Net Income                                     $    494    $    165   $    672    $    639
                                                           ========    ========   ========    ========


           See accompanying notes to consolidated financial statements

                       1st Bergen Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 1996 and 1995
                                 (In thousands)

                                                                       June 30
                                                                 --------------------
                                                                   1996        1995
                                                                   ----        ----
Cash Flows from operating activities:
Net Income                                                       $    672    $    639
Adjustments to reconcile net income to net cash provided
by operating activities

      Provision for loan loss                                         335        1077
      Net gain on sales of real estate owned                          (67)        (22)
      Depreciation of premises and equipment                          123         119
      Net accretion of premiums and amortization of discounts         (26)        (68)
      Net loss on sales of securities available for sale              412        --
      Net (decrease) increase in deferred loan fees                   (24)        115
      Decrease (increase) in interest and dividends receivable       (269)        158
      Increase in other assets                                        (63)        (63)
      Increase in other liabilities                                    46           2
      Increase in deferred income taxes                               (64)        (14)
      Increase (decrease) in income taxes payable                     665        (585)
                                                                 --------    --------
        Net cash provided by operating activities                $  1,740    $  1,358
                                                                 --------    --------

Cash Flows from investing activities:
      Net decrease (increase) in loans receivable                $  1,742    $ (4,229)
      Proceeds from sales of real estate owned                      1,236         240
      Purchases of mortgage-backed securities                     (22,824)       --
      Investment securities called                                 13,670        --
      Purchases of investment securities held to maturity         (27,582)       --
      Purchases of securities available for sale                  (16,362)       --
      Proceeds from sales of securities available for sale         18,589        --
      Principle payments on mortgage-backed securities             10,348       4,100
      Purchases of premises and equipment                             (23)        (61)
      Purchases of FHLB-NY stock                                      (41)        (97)
        Net cash used in investing activities                    $(21,247)   $    (47)
                                                                 --------    --------

Cash Flows from financing activities:
      Net increase (decrease) in deposits                        $   (519)   $    596
      Proceeds from issuance of common stock, net of ESOP loan     28,082        --
      Net decrease in advances by borrowers (taxes&insurance)         (74)        (46)
                                                                 --------    --------
            Net cash provided by financing activities              27,489         550
                                                                 --------    --------
            Net increase in cash and cash equivalents               7,982       1,861
Cash and cash equivalents at the beginning of the period            9,215       5,883
                                                                 --------    --------
Cash and cash equivalents at the end of the period               $ 17,197    $  7,744
                                                                 ========    ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                    7,063       5,435
        Income taxes                                                 --           538

      Non-cash investing and financing activities:
        Transfer of loans to real estate owned                   $  1,534    $    781
        Transfer of investments held to maturity to securities
          available for sale                                         --      $ 19,000


           See accompanying notes to consolidated financial statements

                       1st Bergen Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

1.    Basis of Financial Statement Presentation

      The Consolidated Financial Statements include the accounts of 1st Bergen Bancorp, (the Company) and its wholly owned subsidiary South Bergen Savings Bank, (the Bank), and the Bank's wholly owned subsidiary South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of banking services to individuals and corporate customers through its two branches in Bergen County, New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to form 10Q and Article 10 of Regulations S-X for the Company and its subsidiary.

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine month periods ended June 30, 1996. The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1995, and the notes thereto, that are included in the Company's Prospectus filed with the Securities and Exchange Commission as part of its registration statement on Form S-1 Registration No. 33-80399.

2.    Charter Conversion

      On November 14, 1995, the Bank converted from a state mutual savings and loan association (South Bergen Savings and Loan Association) to a federally chartered mutual savings bank called South Bergen Savings Bank.

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

      In connection with the conversion from a mutual to a capital stock form, the Company established the ESOP for the benefit of the employees of the Company and the Bank. The ESOP purchased 253,920 shares, or 8% of the total stock sold in the subscription, for $2,539,200 which was financed by a loan from the Company.

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

4.    Net Income per share

      The Company earned 16 cents per share for the quarter ended June 30, 1996. The Company completed its initial public offering on March 29, 1996 and accordingly, per share data is not available for prior periods.

5.    Stockholders' Equity

      The components of stockholders' equity were as follows:

                                                    (dollars in thousands)

                                               June 30, 1996  September 30, 1995
                                               -------------  ------------------
Preferred Stock, no par value,
  2,000,000 shares authorized:
  No shares issued                                    --             --

Common Stock, no par value, 6,000,000 shares
  authorized:  3,174,000 shares issued            $ 30,621           --

Retained earnings, substantially restricted         16,092       $ 15,421

Unearned ESOP Shares                                (2,539)          --

Net unrealized loss on securities available
  for sale, net of tax                              (1,188)        (1,247)
                                                  --------       --------

Total stockholders' equity                        $ 42,986       $ 14,174
                                                  ========       ========


6.    Non Performing Loans and the Allowance for Loan Loss.

      Non-performing loans were as follows:

                                                    (dollars in thousands)

                                               June 30, 1996  September 30, 1995
                                               -------------  ------------------

      Loans delinquent 90 days or more
      and other non-performing loans.             $  4,017       $  7,363

      Loans delinquent 90 days or more and
      other non-performing loans as a
      percentage of gross loans                       3.52%          6.19%

      An analysis of the allowance for loan losses for the nine month periods ended June 30, 1996 and 1995 follows:


                                                    (dollars in thousands)

                                               June 30, 1996  September 30, 1995
                                               -------------  ------------------

      Balance at the beginning of the period      $  5,061       $  5,045

      Provision charged to operations                  335          1,077

      Charge-offs, net                               1,721          1,066
                                                  --------       --------

      Balance at end of period                    $  3,675       $  5,056
                                                  ========       ========

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

                         1st Bergen Bancorp Subsidiaries
            Management Discussion and Analysis of Financial Condition
                            and Results of Operations

Financial Condition

Overview

For the quarter ended June 30, 1996, the Company had net income of $494,000 as compared to net income of $165,000 for the comparable period a year ago. Net income increased to $672,000 for the nine month period ended June 30, 1996 as compared with net income of $639,000 for the same period in the prior year. The increase in both periods as compared with the prior year periods is primarily attributable to an increase in net interest income attributable to an increase in interest earning assets funded through the Company's initial public offering and a decrease in the provision for loan losses.

The Company earned 16 cents per share for the quarter ended June 30, 1996. The Company completed its initial public offering on March 29, 1996 and accordingly, per share data is not available for prior periods.

Assets and Liabilities

Total assets increased $28.9 million, or 13.0%, to $252.1 million at June 30, 1996 from $223.2 million at September 30, 1995. Cash and cash equivalents increased $8.0 million, or 86.6%, to $17.2 million as of June 30, 1996 from $9.2 million at September 30, 1995, primarily as a result of the completion of the Bank's initial public offering on March 29, 1996, in which net proceeds of $30.6 million were realized. Loans receivable decreased $3.6 million, or 3.2%, to $110.0 million at June 30, 1996 from $113.6 million at September 30, 1995. The decrease in loans receivable, net, resulted from prepayments of loans and scheduled amortization in excess of new loan originations and purchases. Investment securities held to maturity increased $13.9 million, or 61.2%, to $36.5 million at June 30, 1996 from $22.7 million at September 30, 1995. Mortgage-backed securities held to maturity increased $12.5 million, or 28.4%, to $56.7 million at June 30, 1996 from $44.2 million at September 30, 1995. The increase in investment securities held to maturity and mortgage-backed securities held to maturity was due primarily to the purchase of $28.0 million of U.S. Government Agency securities, $6.8 million of SBA securities and $15.7 million of GNMA 30 year adjustable rate mortgages offset by $ 8.0 million in maturities of U.S. Government Agencies and approximately $12.6 million in normal amortization and prepayments within the mortgage-backed securities portfolio.

Securities available for sale decreased $2.6 million, or 10.3%, to $22.4 million at June 30, 1996 from $25.0 million at September 30, 1995. The decrease was due to the sale of $19.0 million of U.S. Government Agency securities in November, 1995 offset by the purchase of $13.0 million of U.S. Government Agency securities and $3.0 million of GNMA mortgage-backed securities. The Bank sold the lower yielding securities to enhance the average yield on interest earning assets by reinvesting the proceeds from the sale in higher yielding investment securities to be held to maturity.

Deposits remained relatively stable at $207.3 million at June 30, 1996 compared to $207.8 million at September 30, 1995.

In June, 1996, the Company received regulatory approval to open a new branch office in Wanaque New Jersey. The office is to be located in a FoodTown Supermarket and is expected to open in September, 1996.

Stockholders Equity

Stockholders equity increased $28.8 million, or 203.3%, to $43.0 million at June 30, 1996 from $14.2 million at September 30, 1995. The increase in stockholders equity is due to 30.6 million in net proceeds of the initial public offering which was completed on March 29, 1996 offset by a loan to the employee stock ownership plan of $2.5 million. In addition to the net proceeds, net income for the nine month period totalling $672,000 combined with the decrease in the net unrealized loss on securities available for sale of $59,000 resulted in the $28.8 million increase in stockholders equity during the period.

Liquidity and Capital Resource

Liquidity is a measure of a bank's ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the Federal Home Loan Bank of New York.

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At June 30, 1996, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $ 73.3 million or 29.1% of total assets. This amount includes $45.8 million scheduled to mature within one year, which represented 18.2% of total assets and 22.1% of total deposits at June 30, 1996.

At June 30, 1996, the Company had commitments to originate loans totalling $14.1 million and outstanding unused lines of credit of $5.0 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of June 30, 1996, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1996 are as follows:

                                                                Excess of Actual
                                                                       Over
                         Required Capital       Actual Capital      Regulatory
                                                                    Requirement
(dollars in thousands)  Amount  % of Assets  Amount  % of Assets    $ Amount
                        ------  -----------  ------  -----------    --------

Tangible Capital        $3,781     1.50      $42,986    17.05       $39,205
Core Capital             7,563     3.00       42,986    17.05        35,423
Risk-Based Capital       7,964     8.00       44,250    44.45        36,286

Comparison of Operating Results for the three months ended June 30, 1996 and
1995

Net Income

For the three months ended June 30, 1996, net income increased by $329,000, or 199.4%, to $494,000 from $165,000 for the same period last year. The increase as compared with prior year period is primarily attributable to an increase in net interest income and a decrease in the provision for loan losses.

Interest Income

Interest income increased $632,000, or 17.0%, to $4.4 million for the three months ended June 30, 1996 from $3.7 million for the comparable period last year.

Interest on loans decreased $173,000, or 6.8%, to $2.4 million for the three months ended June 30, 1996 from $2.6 million for the same period in 1995. The decrease in interest on loans was primarily due to a decrease in the average balance of loans outstanding during the period to $107.5 million for the three months ended June 30, 1996 from $121.3 million for the same period in 1995. The decrease is due to loan repayments exceeding originations as the Company continued to experience weak loan demand in its primary market area.

Interest income on mortgage backed securities increased $247,000, or 42.1%, to $834,000 for the three months ended June 30, 1996 from $587,000 for the same period in 1995. The increase was primarily due to the increase in the average balance of mortgage backed securities outstanding during the period to $54.3 million for the three months ended June 30, 1996 from $39.1 million for the same period in 1995, combined with an increase in the average yield to 6.14% from 6.00% for the comparison period reflecting increasing market rates of interest. The increase in the average balance was a result of available funds exceeding new loan demand.

Interest on investment securities held to maturity, which includes interest income on Federal Home Loan Bank stock and other Federal Home Loan Bank deposits, increased by $624,000, or 230.3%, to $895,000 for the three months ended June 30, 1996 compared to $271,000 for the same period in 1995. The increase was primarily due to an increase of $17.5 million in the average balance of investment securities outstanding to $37.5 million for the three months ended June 30, 1996 from $20.0 million for the same period in 1995. The increase in the average balance of the investments held to maturity portfolio was primarily due to the available funds from sales within the securities available for sale portfolio discussed below.

Interest income on securities available for sale decreased $66,000, or 21.0%, to $249,000 for the three months ended June 30, 1996 compared to $315,000 for the same period in 1995. The decrease was primarily due to the sale of approximately $19.0 million of securities available for sale during November, 1995, partially offset by the purchase of $13.0 million of US Government Agency Securities and $3.0 million of GNMA mortgage-backed securities. The Company sold the securities and purchased investment securities held to maturity to take advantage of higher yields available on the securities purchased.

Interest Expense

Interest expense increased $321,000, or 15.9%, to $2.4 million for the three month period ended June 30, 1996 compared to $2.0 million for the same period in 1995. This increase was primarily attributed to an increase of $12.3 million in the average balance of deposits outstanding to $208.3 million during the three months ended June 30, 1996 from $196.0 million for the same period in 1995 combined with an increase in the average rate paid on deposits to 4.5% from 4.13% for the comparison periods reflecting increasing market rates of interest. The increase in average rates paid reflects increased market rates in the Company's market area.

Interest expense on borrowed funds was $36,000 for the three month period ended June 30, 1995. The Bank did not have any borrowings during the three month period ended June 30, 1996.

Provision for Loan Losses

The provision for loan losses decreased $126,000, or 45.7%, to $150,000 for the three months ended June 30, 1996 from $276,000 for the same period in 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Company's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $4.7 million, or 53.8% to $4.0 million , or 3.52% of gross loans at June 30, 1996 from $8.7 million, or 6.19% of gross loans at June 30, 1995. This decline reflects $3.9 million of loans being transferred to real estate owned as the Company acquired title to these properties through the foreclosure process. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest earning assets. Real estate owned totaled $1.4 million at June 30, 1996 compared to $2.0 million at March 31, 1996. At June 30, 1996 and 1995, the allowance for loan losses was $3.7 million and $5.1 million. The decrease in the allowance for loan losses is due to charge-offs within the allowance of previously established reserves on loans transferred to real estate owned at fair market value. The Company's allowance for loan losses as a percentage of total non-performing assets increased to 67.39% at June 30, 1996 as compared to 54.62% at June 30, 1995.

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

Non-Interest Income and Non-Interest Expense

Non-interest income and non-interest expense for the three months ended June 30, 1996 and 1995 did not show any material increases or decreases. The Company expects to experience increased costs in future periods due to expenses associated with the ESOP and other stock benefit plans, if adopted, as well as increased costs associated with being a public company and the Company's new branch location.

Income Tax Expense

Income tax expense increased $184,000, or 197.8%, to $277,000 for the three months ended June 30, 1996 from $93,000 for the same period in 1995. The increase in income tax expense is attributable to the $513,000 or 198.8% increase in income before taxes to $771,000 for the three months ended June 30, 1996 from $258,000 for the same period in 1995. The effective tax rate for both periods was 36.0%.

            Comparison of Operating Results For The Nine Months Ended
                             June 30, 1996 and 1995

Net Income

For the nine months ended June 30, 1996, net income increased by $33,000, or 5.2% to $672,000 from $639,000 for the comparable period last year. The increase was due to a decrease in the provision for loan losses partially offset by a loss on the sale of securities and a decrease in net interest income.

Interest Income

Interest income increased $1.1 million, or 9.4%, to $12.3 million for the nine months ended June 30, 1996 from $11.3 million for the comparable period last year.

Interest on loans decreased $540,000, or 6.9%, to $7.3 million for the nine months ended June 30, 1996 from $7.8 million for the same period in 1995. The decrease in interest on loans was primarily attributable to a decrease in the average balance of loans outstanding to $110.4 million during the nine months ended June 30, 1996 from $119.1 million for the same period in 1995. The average yield on loans increased to 8.78% for the nine months ended June 30, 1996 compared to 8.74% for the nine months ended June 30, 1995, reflecting increasing market rates of interest.

Interest income on mortgage-backed securities increased $668,000, or 39.0%, to $2.4 million for the nine months ended June 30, 1996 from $1.7 million for the same period in 1995. The increase was primarily attributable to the increase in the average balance of mortgage-backed securities outstanding during the period to $52.0 million for the nine months ended June 30, 1996 from $42.9 million for the same period in 1995 combined with an increase in the average yield to 6.11% from 5.33% for the comparison period, reflecting increasing market rates of interest.

Interest on investment securities held to maturity, which includes interest income on Federal Home Loan Bank stock and other Federal Home Loan Bank deposits, increased by $1.4 million, or 171.7%, to $2.2 million for the nine months ended June 30, 1996 compared to $796,000 for the same period in 1995. The decrease was primarily attributable to an increase of $17.3 million in the average balance of investment securities outstanding to $37.2 million for the nine months ended June 30, 1996 from $19.9 million for the same period in 1995 combined with an increase in the average yield to 5.37% from 4.95% for the comparison period.

Interest income on securities available for sale decreased $437,000, or 45.8%, to $517,000 for the nine months ended June 30, 1996 compared to $954,000 for the same period in 1995. The decrease was primarily attributable to a decrease of $15.7 million in the average balance of securities available for sale outstanding to $10.8 million for the nine months ended June 30, 1996 from $26.5 million for the same period in 1995. In November of 1995, the Bank sold $19.0 million of lower yielding US Government Agency Securities to enhance the average yield on interest earning assets by reinvesting the proceeds from the sale in higher yielding investment securities to be held to maturity.

Interest Expense

Interest expense increased $1.5 million, or 27.8%, to $7.1 million for the nine month period ended June 30, 1996 compared to $5.5 million for the same period in 1995. The increase was primarily attributed to an increase of $6.9 million in the average balance of deposits outstanding to $205.9 million during the nine months ended June 30, 1996 from $199.0 million for the same period in 1995 combined with an increase in the average rate paid on deposits to 4.57% from 3.7% for the comparison periods, reflecting increasing market rates of interest.

Interest expense on borrowed funds was $147,000 for the nine months ended June 30, 1995. The Company did not have any borrowings during the nine months ended June 30, 1996.

Provision for Loan Losses

The provision for loan losses decreased $742,000, or 68.9%, to $335,000 for the nine months ended June 30, 1996 from $1.1 million for the same period in 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Company's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $4.7 million, or 53.8%, to $4.0 million at June 30, 1996 from $8.7 million at June 30, 1995. This decline reflects $3.9 million of loans being transferred to real estate owned as the Company acquired title to these properties through the foreclosure process. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest earning assets. At June 30, 1996 and 1995, the allowance for loan losses was $3.7 million and $5.1 million. The decrease in the allowance for loan losses is due to charge-offs within the allowance of previously established reserves on loans transferred to real estate owned at fair market value. The Company's, allowance for loan losses as a percentage of total non-performing loans increased to 67.39% at June 30, 1996 as compared to 54.62% at June 30, 1995.

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

Non-Interest Income and Non-Interest Expense

Non-interest income for the nine months ended June 30, 1996 reflects a loss of $237,000 compared to income of $114,000 for the same period last year. The decrease in non-interest income was due to the loss of $412,000 on the sale of approximately $19.0 million of securities available for sale during November, 1995. The Company sold the securities and purchased securities held to maturity to take advantage of higher yields available on the securities purchased. No such transactions occurred during the nine month period ended June 30, 1995.

Non-interest expense for the nine months ended June 30, 1996 and 1995 did not show any material increases or decreases.

Income Tax Expense

Income tax expense decreased $35,000 or 8.4% to $380,000 for the nine months period ended June 30, 1996 from $415,000 for the same period in 1995. The effective tax rate for the periods ended June 30, 1996 and June 30, 1995 were 36.0% and 39.0% respectively. The higher effective tax rate in 1995 was due to a higher level of non-deductible expenses in that period.

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

      Not applicable

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      (27) Financial Data Schedule

      (b)  Reports of Form 8-K

      The Registrant filed a current report on Form 8-K on May 1, 1996 announcing the Registrant's second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    1ST BERGEN BANCORP





Date:                           By: William M. Brickman
                                    President and Chief Executive Officer



Date:                           By: Albert E. Gossweiler
                                    Executive Vice President and Chief
                                    Financial Officer