Form 10-K
period 1996-09-30
1ST BERGEN BANCORP
filed 1996-12-30
CIK 1005016

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For fiscal year ended September 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from _________________________


                            COMMISSION FILE #0-27685.


                               1ST BERGEN BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW JERSEY                              22-3409845
     -------------------------------              ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)


               250 VALLEY BOULEVARD, WOOD-RIDGE, NEW JERSEY 07075
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (201) 939-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                                       [X]

     As of September 30, 1996, there were issued and outstanding 3,174,000 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $11.50 closing price of such stock as of December 20, 1996, was $32,629,272. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

================================================================================

                               1ST BERGEN BANCORP

                       ANNUAL REPORT ON FORM 10-K FOR THE
                      FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                     PART I

ITEM 1. BUSINESS

     (A) AND (C) GENERAL DEVELOPMENT OF THE BUSINESS;
                 NARRATIVE DESCRIPTION OF BUSINESS.

     1st Bergen Bancorp (the "Company") is a New Jersey business corporation and unitary savings and loan holding company under the Home Owner's Loan Act of 1933, as amended (the "HOLA"). The Company was incorporated on November 28, 1995 for the purpose of acquiring South Bergen Savings Bank (the "Bank") in connection with the Bank's conversion from the mutual form of ownership to the stock form of ownership. Management of the Bank believed that establishing a holding company structure in connection with the mutual to stock conversion would facilitate certain operations of the Bank, including acquisition of other financial institutions, and provide additional financial flexibility for the growth of the Bank. On March 29, 1996, the Bank converted from the mutual to stock form and the Company acquired 100% of the outstanding stock of the Bank. The principal activities of the Company are owning and supervising the Bank.

     The Bank is a federally chartered savings bank, one of whose predecessor institutions was founded in 1890. The Bank converted from a New Jersey state chartered savings and loan association to a federally chartered savings bank in November 1995. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and principal payments, primarily in one- to four-family residential mortgage loans and mortgage-backed securities and, to a lesser extent, consumer and other loans and investment securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and advances from the Federal Home Loan Bank of New York. Through its wholly owned subsidiary, South Bergen Financial Services, Inc., the Bank also engages in the sale of annuity investment products.

     The Bank has historically operated through its main office located in Wood-Ridge and its branch in East Rutherford, New Jersey. Since consummation of the Bank's mutual to stock conversion, the Company has sought to expand its franchise through the establishment of new branches. The Company seeks to use expansion of its branch network as a means of expanding its existing trade area and entering into new trade areas. Since

April, 1996, the Company has opened a new branch in a supermarket in Wanaque, Passaic County and has received OTS approval to establish branches in Lincroft, Monmouth County and Montville, Morris County, New Jersey. Management believes that these three areas are growing economically and are not adequately served by branches of the Bank's larger competitors. In addition, management of the Company is familiar with these areas. Therefore, management believes that expansion of the Company's trade area into these locations will provide the Company with additional opportunities to grow. The Company intends to continue to establish additional branches in locations which management believes are underserved by larger institutions and which have a need for the Company's products and services. New branches may either be supermarket branches or traditional stand-alone branches. These additional branches may constitute an additional presence in trade areas currently served by the Company or expansion into new trade areas.

MARKET AREA AND COMPETITION

     The Company conducts business as a community-oriented savings and loan, offering a variety of financial services to meet the needs of the communities it serves. The Company's primary market area for deposit gathering includes the neighborhoods surrounding its three offices. Two of the Bank's offices are located in Bergen County and one is located in Passaic County, New Jersey. The Company's primary market area for loan originations is northern and central New Jersey, although the Company originates loans throughout the State of New Jersey.

     The Company faces significant competition both in making loans and in attracting deposits. Northern New Jersey has a high density of financial institutions, many of which are branches of significantly larger money center and regional banks which have resulted from the recent consolidation of the banking industry in New Jersey and surrounding states and which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

PERSONNEL

     At September 30, 1996, the Company had a total of 45 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

GENERAL

     The Bank is a federally chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF"). The Bank is subject to extensive regulation and supervision by the Office of Thrift Supervision (the "OTS"), as its primary federal regulator and by the FDIC, as the deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the OTS and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings and loan association can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     As a unitary savings and loan holding company, the Company will be subject to supervision and regulation by the OTS and will be subject to public reporting and other obligations under the Federal securities laws.

INDUSTRY RECAPITALIZATION OF SAIF

     On September 30, 1996, the Deposit Insurance Fund Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the SAIF by charging all SAIF member institutions a one time special assessment of
65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. In addition, the Deposit Act separates the FDIC assessment into two components: first, deposit insurance premiums, and second, payment of interest and principal due on certain bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Based upon the Bank's March 31, 1995 SAIF assessable deposits, the after tax cost to the Bank of the special assessment was $815,000. As a result of the recapitalization of the SAIF, FDIC premium assessments to SAIF members, both in the form of insurance premiums and for repayment of the FICO obligations, is expected to be reduced from 23 basis points to 6.4 basis points for the healthiest thrift institutions. The Company estimates that had this 6.4 basis point assessment rate been in effect through the twelve months ended September 30, 1996, the Company's Federal deposit insurance premium expense (exclusive of the Special SAIF Assessment) would have been reduced by $341,000. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. If a single charter is adopted, the Bank Insurance Fund ("BIF") and SAIF will be merged on January 1, 1999. At that time, all insured institutions will pay the same FDIC assessment. The Deposit Act also contains a provision which prohibits deposit migration for the purposes of evading the premium differential between BIF and SAIF members. At this time, management is unable to predict when or if a unified federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

PROMPT CORRECTIVE ACTION

     Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions and permits the federal banking agencies, including the OTS, to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's capital level. Generally, subject to a narrow exception, the appropriate federal banking agency is required to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after it becomes critically undercapitalized.

     Under the rules implementing the prompt corrective action provisions, an institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." An institution that has a total risk-based capital ratio of 8.0% or greater, a Tier l risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the bank is rated composite "1" under the CAMEL rating system and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." An institution that has a total risk-based capital of less than 6.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio of less than 4.0% is considered "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights and of purchased credit card relationships) to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." Under the rule, the appropriate federal banking agency may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the appropriate federal banking agency may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the appropriate federal banking agency determines the bank is in an unsafe or unsound condition, or the Bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At September 30, 1996, the Bank's leverage ratio as calculated under the prompt corrective action rule was 11.10%, and so the Bank is deemed "well-capitalized."

INSURANCE OF DEPOSIT ACCOUNTS

     The amount of insurance premiums paid by insured depository institutions is determined by the FDIC pursuant to a risk based system, whereby the FDIC assigns an institution to one of three capital categories consisting of (1) well-capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under this system, there are nine assessment risk classifications (i.e., combinations of capital categories and supervisory subgroups within each capital group) to which differing assessment rates are applied. Currently, assessment rates for SAIF insured institutions range from .23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with only a few minor weaknesses) to .31% of deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC unless effective corrective action is taken). However, reflecting the recapitalization of the SAIF, the FDIC has proposed a new schedule of assessment rates of from 0 to 27 basis points.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that, among other things, the institution has engaged in, or is engaging in, unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the

FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

REGULATORY CAPITAL

     The OTS's capital requirements applicable to the Bank consist of a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets, plus a specified amount of purchased mortgage servicing rights.

     The leverage limit requires that savings associations maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets, although to be adequately capitalized for purposes of the prompt corrective action regulations, core capital must generally be 4.0%. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90.0% of fair market value, 90.0% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), less non-qualifying intangible assets.

     In April 1991, The OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5 will be required to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations will be required to maintain minimum core capital of 4.0% to 5.0% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each saving association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At September 30, 1996, the Bank's ratio of core capital to total adjusted assets was 11.10%. The OTS prohibits savings associations from disclosing their CAMEL ratings. In addition, the OTS limits the amount of purchased mortgage servicing rights includable as core capital to 50.0% of such capital.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight of 0-100% as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. Allowances for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

     The OTS has amended its risk-based capital requirements to require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Effectiveness of these risk-based capital requirements has been waived by the OTS while the OTS reviews the interest rate risk approaches taken by the other Federal regulators. Although no final determination may be made until the regulations are implemented, management believes that the Bank will be found to have an "above normal" level of interest rate risk, but that the Bank's additional capital requirements will not adversely impact the Bank or its operations.

     The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At September 30, 1996, the Bank had $1.5 million in FHLB of New York stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 8.09%, and were 6.53% for the fiscal year ended September 30, 1996. All 12 FHLBs provide financial assistance for the resolution of troubled savings associations and contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

     Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.

QUALIFIED THRIFT LENDER TEST

     The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65.0% of its total "portfolio assets" in "qualified thrift investments" on an average basis in nine of every twelve months. For purposes of the test, portfolio assets are defined as the total assets of the savings association minus: goodwill and other intangible assets; the value of property used by the savings association to conduct its business; and liquid assets not to exceed a certain percentage of the savings association's total assets.

     Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of an FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, or GNMA and other mortgage-related securities. Investments in nonsubsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a commercial bank or be subject to certain statutory restrictions. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test. As of September 30, 1996, the Bank was in compliance with the QTL requirement. At September 30, 1996, 90.14% of the Bank's assets were "qualified thrift investments."

LIMITATIONS ON CAPITAL DISTRIBUTIONS

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily of an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100.0% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less that 4.0%.

HOLDING COMPANY REGULATION

     The Company is registered with and is subject to OTS examination and supervision and certain reporting requirements as a unitary savings and loan holding company. In addition, the operations of the Company are subject to regulations promulgated by the OTS from time to time. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank will be subject to certain restrictions in dealing with the Company and with other persons affiliated with the Company, and will continue to be subject to examination and supervision by the OTS and FDIC.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval; (ii) acquiring more than 5.0% of the voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions; (iii) acquiring through merger, consolidation or purchase of assets, another savings association or holding company thereof, or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval; or (iv) acquiring control of a depository institution not insured by the FDIC (except through a merger with and into the holding company's savings association subsidiary that is approved by the OTS). A savings and loan holding company may acquire up to 15.0% of the voting shares of an undercapitalized savings association. A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has principal offices outside of the state where the principal offices of its subsidiary institution is located, except: (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controlled (as defined) such insured institution as of May 5, 1987; or (iii) if the laws of the state in which the insured institution to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located, or by a holding company that controls such a state chartered association. No director or officer of a savings and loan holding company or person owning or controlling more than 25.0% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any FDIC-insured depository institution that is not a subsidiary of such holding company. If the OTS approves such an acquisition, any holding company controlled by such officer, director or person shall be subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

TRANSACTIONS WITH AFFILIATES

     Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10.0% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20.0% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

     Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the Federal

Reserve Act and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15.0% of an institution's unimpaired capital and surplus plus an additional 10.0% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10.0% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder), or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or Principal Stockholder or which is controlled by such executive officer, director, or Principal Stockholder, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, Principal Stockholders, or employees of the institution. A savings association is therefore prohibited from making any new loans or extensions of credit to the savings association's executive officers, directors, and 10.0% stockholders at different rates or terms than those offered to the general public. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O.

THE FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts), nonpersonal certificates of deposit (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market deposit accounts. While noninterest-earning, the balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. In addition, Federal Reserve Board regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check-hold policies and any changes to those policies in writing to customers. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The Bank is in compliance with all such Federal Reserve Board requirements.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

FEDERAL SECURITIES LAWS

     The Company is subject to the periodic reporting obligations, proxy solicitation rules, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (B) INDUSTRY SEGMENTS -- The Registrant has only one industry segment, banking.

     (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES -- Not Applicable

ITEM 2.  PROPERTIES

     At September 30, 1996, the Bank conducted its business through its three offices located at 250 Valley Boulevard, Wood-Ridge, New Jersey 07075, 20 Willow Street, East Rutherford, New Jersey and 4 Union Avenue, Haskell, New Jersey. The following table sets forth certain information regarding the Bank's properties.

                              Leased     Original       Date of      Furniture     Net Book
                                or      Date Leased      Lease          and        Value of
Location                      Owned     or Acquired    Expiration    Equipment     Property
--------                      -----     -----------    ----------    ---------     --------
250 Valley Boulevard ......   Owned         1957           --         $150,939    $2,326,711
Wood-Ridge, NJ

20 Willow Street ..........   Owned         1970           --         $ 12,196    $   69,138
East Rutherford, NJ

4 Union Avenue ............   Leased        1996          2001        $ 42,471    $  100,676
Haskell, NJ


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET INFORMATION

     The Company's common stock is quoted on the Nasdaq National Market. The Nasdaq symbol for the Company's common stock is FBER. The Company commenced trading on April 1, 1996. As of September 30, 1996, there were 694 registered holders of the Company's common stock.

     The following table presents the high and low bid prices for the common stock for the third and fourth quarters of fiscal 1996. The high and low bid prices reflect inter dealer quotations, without commissions, and may not necessarily represent actual transactions. The Company declared a quarterly cash dividend on its common stock of $0.03 per common share payable on September 30, 1996 to shareholders of record at the close of business on September 13, 1996.

1996                        High           Low           Dividend
----                        ----           ---           --------
Third Quarter .........    10               9             $0.0

Fourth Quarter ........    11 3/16          9             $0.03

ITEM 6. SELECTED FINANCIAL AND OTHER DATA OF THE BANK



                                                               AT SEPTEMBER 30,
                                       ------------------------------------------------------------------
                                       1996            1995           1994           1993            1992
                                       ----            ----           ----           ----            ----
SELECTED FINANCIAL CONDITION DATA:
Total Assets .....................   $249,776        $223,167       $216,995       $218,556        $223,280

Loans receivable, net ............    118,505         113,556        115,582        139,671         171,651

Investment securities held to
 maturity ........................     42,385          22,666         45,503         18,068           7,123
Mortgage-backed securities held to
 maturity ........................     53,829          44,154         42,839         31,459          26,469
Mortgage-backed securities
 available for sale ..............      2,835              --             --             --              --
Securities available for sale ....     19,449          25,009             --             --              --

Real estate owned, net ...........        713           1,071             --            941           1,505

Total Deposits ...................    204,500         207,838        200,987        203,529         205,733

Advances from FHLB                         --              --             --             --           5,000
Stockholders' Equity .............     42,641          14,174         13,771         13,239          10,942



                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------
                                         1996           1995          1994          1993           1992
                                         ----           ----          ----          ----           ----
SELECTED OPERATING DATA:

Interest income ..................     $16,719        $15,063       $15,631       $17,811        $19,983
Interest expense .................       9,310          7,965         6,802         8,162         12,364
                                       -------        -------       -------       -------        -------
Net interest income ..............       7,409          7,098         8,829         9,649          7,619
Provision for loan losses ........         660          1,445         2,331         3,087          2,625
                                       -------        -------       -------       -------        -------

Net interest income after provision
 for loan losses .................       6,749          5,653         6,498         6,562          4,994

Non-interest income (loss) .......        (228)           176           138           154            144

Net loss from real estate owned ..         318            240           157           890            945
Other non-interest expense .......       5,784          4,458         4,388         4,286          3,768
                                       -------        -------       -------       -------        -------
Income before income tax expense and
 cumulative effect of change in
 accounting for income taxes .....         419          1,130         2,091         1,540            425

Income taxes (benefit) ...........         154            441         1,032          (606)           494
                                       -------        -------       -------       -------        -------

Income (loss) before cumulative
 effect of change in accounting
 for income taxes ................         265            689         1,059         2,146            (69)
                                       -------        -------       -------       -------        -------
Cumulative effect of change in
accounting for income taxes ......         --             --            --            199             --
Net income (loss) ................     $   265        $   689       $ 1,059       $ 2,345        $   (69)
                                       =======        =======       =======       =======        =======


                                                     AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------
                                          1996           1995          1994          1993            1992
                                          ----           ----          ----          ----            ----
SELECTED FINANCIAL RATIOS:

Return on average assets ..............    .11%          0.32%         0.48%         1.08%          (0.03)%
Return on average equity ..............    .89           4.85          7.79         20.05           (0.68)
Equity to assets ......................  17.07           6.35          6.35          6.06            4.90
Net interest rate spread ..............   2.87           3.26          4.16          4.67            3.55
Net interest margin ...................   3.25           3.41          4.23          4.68            3.50
Non-interest income (loss) to
 average assets .......................   (.10)          0.08          0.06          0.07            0.06

Non-interest expense to average
 assets ...............................   2.55           2.17          2.08          1.98            1.77
Efficiency ratio (1) ..................  67.42          64.59         50.69         52.80           60.71
Average interest earning assets to
average interest bearing liabilities .. 109.43         103.85        102.30        100.45          101.02

--------------------

(1) Total non-interest expense divided by the sum of net interest income and non-interest income. Excludes effect of one time FDIC special SAIF assessment for 1996.

ITEM 7. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Total assets increased $26.6 million, or 11.9%, to $249.8 million at September 30, 1996 from $223.2 million at September 30, 1995. The increase was primarily due to increases in loans receivable, net, of $4.9 million, $19.7 million in investment securities held to maturity, $9.7 million in mortgage-backed securities held to maturity, and $2.8 million in mortgage-backed securities available for sale, offsetting declines in securities available for sale of $5.6 million, $5.3 million in cash and cash equivalents and real estate owned of $358,213. The increases were primarily funded through the Company's initial public offering on March 29, 1996 in which net proceeds of $30.6 million were realized and to a lesser extent through earnings of $265,000 for the year ended September 30, 1996.

     Total liabilities decreased slightly to $207.1 million at September 30, 1996 from $209.0 million at September 30, 1995. The decrease was due to a $3.3 million decrease in deposits resulting from rate competition on certificates of deposit, partially offset by increases in other liabilities and accrued income taxes.

     Stockholders equity increased $28.4 million, or 200.0%, to $42.6 million at September 30, 1996 from $14.2 million at September 30, 1995. The increase in stockholders equity is due to the addition of $30.6 million in net proceeds of the initial public offering which was completed on March 29, 1996, $264,886 in net earnings and a reduction of $215,901 in net unrealized loss on securities available for sale, offset by a loan to the employee stock ownership plan of $2.5 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

     General. Net income for the year ended September 30, 1996 was $1.1 million before a one time non-recurring FDIC special assessment to recapitalize the Savings Association Insurance Fund (SAIF) as mandated by Congress. The Company complied with the legislation by recording a pre-tax charge of $1.3 million. The after tax cost to the Company of this special assessment was $815,000. After giving effect to the special assessment, the Company had net income of $265,000 compared with net income of $689,000 for the year ended September 30, 1995.

     Net Interest Income. For the year ended September 30, 1996, net interest income increased $300,000, or 4.4%, to $7.4 million from $7.1 million for the year ended September 30, 1995. The Company's net interest rate spread declined 39 basis points from fiscal 1995 to 1996; however, this decline was more than offset by an increase in the average balance of interest earning assets of $20.0 million.

     Interest Income. Total interest income increased $1.7 million or 11.0%, to $16.7 million for the year ended September 30, 1996 from $15.1 million for the year ended September 30, 1995. This increase resulted primarily from an increase in interest income on mortgage-backed securities and investments held to maturity due to an increase in volume and average yield, partially offset by decreases in interest income from mortgage loans.

     Despite a period end increase in total loans, the average balance of the loan portfolio decreased by $7.5 million, or 6.33%, to $110.8 million for the year ended September 30, 1996 from $118.2 million for the year ended September 30, 1995. In addition, average yields on all loans increased to 8.79% for the year ended September 30, 1996, from 8.74% for the year ended September 30, 1995. The decrease in the loan portfolio reflected payments exceeding originations and new loan purchases as the Company continued to experience weak loan demand in its primary market area.

     Partially offsetting the decrease in interest income on loans was an increase of $951,000, or 40.9%, in interest income on mortgage-backed securities held to maturity to $3.3 million for fiscal 1996 from $2.3 million for fiscal 1995. The increase resulted from an increase in both the yield and the average balance of mortgage-backed securities. The average yield increased 56 basis points to 6.14% for fiscal year 1996 from 5.58% for fiscal year 1995 due to the higher yields available during fiscal 1996 as market rates increased. In addition, the average balance of mortgage-backed securities increased by $13.5 million, or 32.4%, to $55.1 million for year ended September 30, 1996, from $41.6 million for the year ended September 30, 1995. Interest income increased $1.7 million on investment securities held to maturity resulting from an increase in the average balance of $22.9 million and increase in yield of 150 basis points. These increases were a result of available funds exceeding new loan demand as the Company began to deploy the proceeds of its initial offering.

     Interest Expense. Interest expense increased by $1.3 million, or 16.9%, to $9.3 million for the year ended September 30, 1996 from $8.0 million for the year ended September 30, 1995. This increase was primarily attributable to increased rates paid by the Bank on its deposit accounts. For the year ended September 30,

1996, the Bank's average cost of funds on deposits and borrowings increased to 4.47% from 3.98% for the period ended September 30, 1995. In 1996, management decided to increase and stabilize deposits by increasing rates. The average balance of certificate accounts increased by $13.6 million, while the average balance of core deposits declined by $3.5 million. These additional certificate deposits were used to repay higher costing FHLBNY borrowings which were used in early fiscal 1996 to fund deposit withdrawals and new loan originations and purchases.

     Interest expense on borrowed funds decreased by $150,000 for the fiscal year ended September 30, 1996. The Company reduced the use of FHLBNY borrowings during the fiscal year ended September 30, 1996; however, the Company anticipates increasing its borrowings in future periods to fund increases in its asset base through purchases of investments and mortgage-backed securities. Interest expense may increase in future periods due to such borrowings.

     Provision for Loan Losses. The provision for loan losses for the year ended September 30, 1996 decreased $785,000, or 54.33% to $660,000 from $1.4 million for the year ended September 30, 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Bank's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $5.1, million or 68.18%, to $2.3 million at September 30, 1996 from $7.4 million at September 30, 1995. At September 30, 1996 and 1995, the allowance for loan losses was $3.7 million and $5.1 million, respectively.

     Future provisions for loan losses will continue to be based on management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, then current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated future losses. Although management uses the best information available, adjustments may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

     Non-Interest Income. Non-interest income decreased $404,000, or 229.6%, to a loss of $228,000 for the year ended September 30, 1996 from income of $176,000 for the prior year. The decrease is primarily attributable to a $412,000 loss on the sale of securities held for sale. The Bank sold $18.2 million of securities available for sale with below market rates of interest and reinvested the proceeds in higher yielding securities held to maturity.

     Non-Interest Expense. Non-interest expense before the one time non-recurring FDIC special assessment was $4.8 million for the year ended September 30, 1996, compared to $4.7 million incurred in the year ended September 30, 1995; however, recurring non-interest expense may begin to increase in future periods as the Company conducts its expansion strategy through development of new branches and implementation of stock compensation plans. These increases are expected to be partially offset by future reductions in FDIC insurance expense.

     Income Tax Expense. Income tax expense decreased $287,315 or 65.12%, to $153,895 in the year ended September 30, 1996, as a result of the decrease in income before income tax expense and a reduction in the effective tax rate. The effective tax rate for the year ended September 30, 1996 was 36.75%, compared to 39.05% for the prior year.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994.

     General. Net income for the year ended September 30, 1995 was $689,000, compared with $1.1 million for the fiscal year ended September 30, 1994. This decrease reflects a decline in net interest income combined with an increase in non-interest expense, partially offset by a decrease in the provision for losses for loans.

     Net Interest Income. For the year ended September 30, 1995, net interest income decreased $1.7 million, or 19.6%, to $7.1 million from $8.8 million for the year ended September 30, 1994. The Company's net interest rate spread declined 90 basis points from fiscal 1994 to 1995.

     Interest Income. Total interest income decreased $568,000, or 3.6%, to $15.1 million for the year ended September 30, 1995 from $15.6 million for the year ended September 30, 1994. This decrease resulted primarily from a decrease in interest income on mortgage loans due to a decrease in mortgage loan volume and the average yield on first mortgage loans partially offset by increases in interest income from mortgage-backed securities.

     The average balance of the loan portfolio decreased by $5.2 million, or 4.21%, to $118.2 million for the year ended September 30, 1995, from $123.4 million for the year ended September 30, 1994. In addition, average yields on all loans decreased to 8.74% for the year ended September 30, 1995, from 9.02% for the year ended September 30, 1994. The decrease in the loan portfolio reflected payments exceeding originations and new loan purchases as the Bank continued to experience weak loan demand in its primary market area. The decrease in yield reflected the repayment of higher yielding loans in the Bank's portfolio and reinvestment of such proceeds in lower yielding new loans, both through originations and purchases, mortgage-backed securities and investment securities.

     Partially offsetting these decreases was an increase of $304,000, or 15.0%, in interest income on mortgage-backed securities to $2.3 million for fiscal 1995 from $2.0 million for fiscal 1994. The increase resulted from an increase in both the yield and the average balance of such securities in the portfolio. The average yield increased 3 basis points to 5.58% for fiscal year

1995 from 5.55% for fiscal year 1994, due to the higher yields available during fiscal 1995 as market rates increased. In addition, the average balance of mortgage-backed securities increased by $5.2 million, or 14.29% to $41.6 million for the year ended September 30, 1995, from $36.4 million for the year ended September 30, 1994. This increase was a result of available funds exceeding new loan demand.

     Interest Expense. Interest expense increased by $1.2 million, or 17.1%, for the year ended September 30, 1995 from $6.8 million for the year ended September 30, 1994. This increase was primarily attributable to increased rates paid by the Bank on its deposit accounts. For the year ended September 30, 1995, the Bank's average cost of funds on deposits and borrowings increased to 3.98% from 3.33% for the period ended September 30, 1994, reflecting management's decision, due to low loan demand, not to compete for deposits during fiscal 1994 by maintaining rates on some products and reducing rates on others during a period of increasing market rates, followed by management's decision during fiscal 1995 to increase and stabilize deposits by increasing rates. The average balance of certificate accounts increased $3.6 million despite a $9.5 million decrease in the average balance of core deposits. These additional certificate deposits were used to repay higher costing FHLBNY borrowings which were used in early fiscal 1995 to fund deposit withdrawals and new loan originations and purchases.

     Interest expense on borrowed funds was $150,000 for the year ended September 30, 1995. The Bank did not have any FHLBNY borrowings during the fiscal year ended September 30, 1994.

     Provision for Loan Losses. The provision for loan losses for the year ended September 30, 1995 decreased $900,000, or 39.13%, to $1.4 million for the year ended September 30, 1995 from $2.3 million for the year ended September 30, 1994. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Bank's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $1.6 million, or 18.3%, to $7.4 million at September 30, 1995 from $9.0 million at September 30, 1994. At September 30, 1995 and 1994, the allowance for loan losses was $5.1 million, an increase of the $16,000 over the prior year balance. The continuing decline in the Bank's total non-performing loans, combined with the larger allowance for loan losses has caused the allowance for loan losses as a percentage of total non-performing loans to increase to 68.7% at September 30, 1995 from 56.0% at September 30, 1994.

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

     Non-Interest Income. Non-interest income increased $38,000, or 27.5%, to $176,000 for the year ended September 30, 1995 from $138,000 for the year ended September 30, 1994. Non-interest income is comprised primarily of service charges and fees for deposit accounts and loans, as well other miscellaneous fees. The increase was primarily due to increased service charges on deposits.

     Non-Interest Expense. Non-interest expense, at $4.7 million for the year ended September 30, 1995, increased $154,000, or 3.4%, from the $4.5 million incurred in the year ended September 30, 1994. This increase was primarily due to a general increase in other recurring expenses of $126,000, and an increase of $83,000 in the net loss from real estate owned. Real estate owned expenses increased primarily due to costs incurred by the Bank to protect the priority of its liens on collateral and the costs associated with maintaining and managing properties. The above increases were partially offset by decreases in federal deposit insurance and general insurance of $58,000 and $62,000, respectively. The Bank expects to experience increased costs following the Conversion due to expenses associated with the ESOP and other stock benefit plans, if adopted, as well as increased costs due to being a public company.

     Income Tax Expense. Income tax expense decreased $591,000, or 57.27%, to $441,000 in the year ended September 30, 1995, as a result of the decrease in income before income tax expense and a reduction in the effective tax rate. The effective tax rate for the year ended September 30, 1995 was 39.05%, compared to 49.34% for the prior year.

INTEREST RATE SENSITIVITY ANALYSIS

     The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business focus, operating environment, capital, and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) of management with oversight provided by the Board of Directors. The ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings and current market conditions and interest rates.

     The Company employs the following strategies to manage its interest rate risk: (1) purchasing and originating adjustable rate mortgages and fixed rate mortgages with maturities of no more than ten years, (2) purchasing fixed rate mortgage-backed securities with fixed maturities of no more than 15 years, (3) reducing long-term fixed rate mortgage-backed securities through principal repayments and prepayments, and (4) purchasing short term and adjustable rate investment securities, including U.S. Treasury and agency securities with maturities no greater than 10 years.

     One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the Company's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. The Company's loan prepayment assumptions are based upon actual historic prepayment rates and market prepayment speeds, which are 10% per annum for loans, and a range of 10% to 38% per annum (based upon the underlying interest rate) for all mortgage-backed securities. Management believes these assumptions are reasonable. The liability balances are spread based upon the FDIC proposed distribution rules, effective March 1996. Based upon these assumptions, net interest-bearing liabilities maturing or repricing within one year of September 30, 1996 exceeded net interest-earning assets maturing or repricing within the same time period by $549,000, representing a negative cumulative one-year interest rate sensitivity gap of .22% of total assets. Accordingly, an increase in market interest rates would be expected to have an adverse impact on net interest income.





                                                            More Than    More Than    More Than
                                              Six Months    Six Months  One Year To   Three Years   More Than
                                                Or Less     To One Year  Three Years  To Five Years  Five Years    Total
                                                -------     -----------  -----------  -------------  ----------    -----
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans ..........................     $ 7,919      $ 13,270     $ 33,230      $ 24,049     $ 35,675     $114,143
  Consumer and other loans ................       4,812           206        1,088           809        1,899        8,814
  Interest earning deposits and
    FHLB stock ............................       4,019            --           --            --           --        4,019
  Mortgage-backed securities ..............      30,464         2,754       18,125         1,050        4,271       56,664
  Investment securities ...................      32,794        12,313       11,100           891        5,790       62,888
                                               --------      --------     --------      --------     --------     --------
     Total interest-earning assets ........    $ 80,008      $ 28,543     $ 63,543      $ 26,799     $ 47,635     $246,528
                                               ========      ========     ========      ========     ========     ========

Interest bearing liabilities:
  Savings accounts ........................          --            --       26,876         8,958        8,958       44,793
  Club accounts ...........................          --            --          868           289          289        1,446
  NOW accounts ............................         340            --        6,385         2,198        2,062       10,985
  Money market accounts ...................       5,244         5,244       10,488            --           --       20,976
  Certificates of deposit .................      65,464        32,808       23,770         3,889           71      126,002
                                               --------      --------     --------      --------           --     --------
     Total interest-bearing liabilities ...      71,048        38,052       68,387        15,334       11,381     $204,202
                                               --------      --------     --------      --------     --------     ========

Interest sensitivity gap ..................    $  8,960      $ (9,509)    $ (4,844)     $ 11,465     $ 36,254
                                               ========      ========     ========      ========     ========
Cumulative interest sensitivity
 gap ......................................    $  8,960      $   (549)    $  5,393      $  6,072     $ 42,326
                                               ========      ========     ========      ========     ========
Cumulative interest sensitivity
 gap as a percentage of total
 assets ...................................        3.59%         (.22%)      (2.16%)        2.44%       16.95%
                                               ========      ========     ========      ========     ========

     In addition to the use of interest rate "gap" as a measure of interest rate risk, the concept of the change in net portfolio value (NPV) has been utilized by the OTS.

     The change in NPV measures an institution's vulnerability to changes in interest rates by estimating the change in the market value of an institution's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The NPV is defined as the current market value of assets, minus the current market value of liabilities, plus or minus the current value of off-balance sheet items. The market values are estimated through two cash flow-based valuation methodologies and an option-based valuation model: (1) static discounted cash flow analysis,
(2) an option-based pricing analysis (modified discounted cash flow analysis to value embedded options), and (3) the Black-Scholes model to value off-balance sheet items.

     The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist within the institution. A change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its regulatory capital 50% of that excess change. The following table lists the Bank's percentage change in NPV assuming an immediate change of plus or minus up to 400 basis points from the level of interest rates at September 30, 1996.

                                   Net Portfolio Value
     Change in Interest        ---------------------------------
    Rates in Basis Points      $ Amount    $ Changee    % Change
    ---------------------      --------   ----------    --------
       (Rate Shock)                 (Dollars in Thousands)
         +400 bp                 28,247     -6,379       -18
         +300 bp                 29,976     -4,650       -13
         +200 bp                 31,698     -2,927        -8
         +100 bp                 33,308     -1,318        -4
            0 bp                 34,625         --        --
         -100 bp                 35,457        831        +2
         -200 bp                 35,653      1,027        +3
         -300 bp                 36,389      1,764        +5
         -400 bp                 37,257      2,632        +8

     As the table shows, increases in interest rates would result in decreases in the Bank's NPV, while decreases in interest rates will result in increases in the Bank's NPV. At September 30, 1996, if the Bank were subject to these specific OTS regulations, the Bank would not be required to deduct any amount from total capital for purposes of calculating the Bank's risk-based capital requirement.

     Certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate mortgage ("ARM") loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increases.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company's statements of financial condition and the statements of income for the years ended September 30, 1996, 1995 and 1994 and reflects the average yield on assets and average costs that are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans includes non-accrual loans. For the purposes of calculating loan yields, average loan balances include non-accrual loans.


                                                                       Years ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                  1996                            1995                           1994
                                      ------------------------------   ----------------------------- -------------------------------
                                      Average               Average    Average             Average    Average             Average
                                      Balance   Interest  Yield/Cost   Balance  Interest  Yield/Cost  Balance   Interest  Yield/Cost
                                      -------   --------  ----------   -------  --------  ----------  -------   --------  ----------
                                                                  (Dollars In Thousands)
Assets:
 Interest-earning assets:
  Loans ............................ $110,752   $ 9,740      8.79%    $118,231   $10,329     8.74%    $123,371   $11,133    9.02%
  Mortgage-backed securities .......   55,107     3,383      6.14%      41,617     2,323     5.58%      36,388     2,019    5.55%
Investment Securities held to
  maturity .........................   45,042     2,769      6.15%      22,159     1,031     4.65%      47,467     2,346    4.94%
  Securities-available  for sale ...   15,511       731      4.71%      24,509     1,271     5.19%         --        --      --
  FHLB stock .......................    1,472        96      6.52%       1,410       109     7.73%       1,564       133    8.50%
                                     --------   -------      ----     --------   -------     ----     --------   -------    ----
Total interest-earning assets ...... $227,884   $16,719      7.34%     207,926    15,063     7.24%     208,790    15,631    7.49%
                                                -------      ----                -------     ----     --------   -------    ----
Non-interest-earning assets ........   11,637                            8,339                          10,237
                                     --------                         --------                        --------
     Total assets .................. $239,521                         $216,265                        $219,027
                                     ========                         ========                        ========
Liabilities and retained earnings:
 Interest-bearing liabilities:
  Savings, NOW, Club and
   money market accounts............  $78,587     2,257      2.87%    $ 82,116     2,245      2.73%   $ 91,634     2,455    2.68%
  Certificates of deposit ..........  129,658     7,053      5.44%     116,067     5,570      4.80%    112,462     4,347    3.87%
  Borrowed funds ...................        5        --      6.00%       2,025       150      7.41%         --        --      --
                                     --------   -------      ----     --------   -------     -----    --------   -------    ----
      Total interest-bearing
        liabilities ................  208,250     9,310      4.47%     200,208     7,965      3.98%    204,096     6,802    3.33%
                                                -------      ----                -------     -----               -------    ----
  Non-interest-bearing
      liabilities ..................    1,429                            1,864                           1,342
                                     --------                         --------                        --------
      Total liabilities ............  209,679                          202,072                         205,438
Stockholder's Equity................   29,842                           14,193                          13,589
                                     --------                         --------                        --------
      Total liabilities and
        Stockholders' Equity........ $239,521                         $216,265                        $219,027
                                     ========                         ========                        ========
Net interest  income/net interest
 rate spread .......................             $ 7,409     2.87%               $ 7,098      3.26%              $ 8,829    4.16%
                                                 =======     ====                =======      ====               =======    ====
Net interest margin ................                         3.25%                            3.41%                         4.23%
                                                             ====                             ====                          ====
Ratio of interest-earning  assets
  to interest-bearing liabilities ..                         1.09x                            1.04x                         1.02x
                                                             ====                             ====                          ====

RATE/VOLUME ANALYSIS

     Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volumes. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in average volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior average volume), and (iii) changes in rate volume (changes in rate multiplied by changes in average volume). For the purpose of calculating loan yields, average loan balances include non-accrual loans.


                                                Year Ended September 30, 1996        Year Ended September 30, 1995
                                                         Compared to                          Compared to
                                               Year Ended September 30, 1995         Year Ended September 30, 1994
                                               --------------------------------   ------------------------------------
                                                     Increase (Decrease)                  Increase (Decrease)
                                                 In Net Interest Income Due to         In Net Interest Income Due to
                                               --------------------------------   ------------------------------------
                                                                 Rate/                                Rate/
                                               Volume    Rate   Volume     Net    Volume      Rate    Volume     Net
                                               ------    ----   ------   ------   ------      ----    ------   -------
                                                                           (In Thousands)
Interest-earning assets:
  Loans .................................      $(653)   $  69    $ (5)   $ (589)   $(464)   $  (345)   $  5)   $  (804)
  Mortgage-backed securities ............        753      232      75     1,060      290)        11)      3)       304
  Investment securities(1) ..............        685      395     118     1,198      (39)         9     (14)       (44)
  FHLB stock ............................          5      (17)     (1)      (13)     (13)       (12)      1        (24)
                                               -----    -----    ----    ------    -----    -------    ----    -------
    Total change in interest
      income ............................        790    $ 679    $187    $1,656     (226)   $  (337)   $ (5)   $  (568)
                                               =====    =====    ====    ======    =====    =======    ====    =======
Interest-bearing liabilities:
  Savings, NOW, Club and money
    market accounts .....................        (96)     113      (5)       12     (255)        46      (1)      (210)
  Certificates of deposit ...............        652      744      87     1,483      140      1,046      37      1,223
  Borrowed funds ........................       (150)     (29)     29      (150)     150       --       -          150
                                               -----    -----    ----    ------    -----    -------    ----    -------
    Total change in interest
      expense ...........................      $ 406    $ 828    $111    $1,345    $  35    $ 1,092    $ 36    $ 1,163
                                               =====    =====    ====    ======    =====    =======    ====    =======
Change in net interest income ...........      $ 384    $(149)   $ 76    $  311    $(261)   $(1,429)   $(41)   $(1,731)
                                               =====    =====    ====    ======    =====    =======    ====    =======

-----------

(1) Includes investment securities held to maturity and investment securities available for sale.

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

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and completion in the marketplace. At September 30, 1996, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $ 62.6 million or 25.1% of total assets. This amount includes $ 6.00 million scheduled to mature within one year, which represented 2.4% of total assets and 2.9% of total deposits at September 30, 1996.

At September 30, 1996, the Company had commitments to originate loans totalling $2.4 million commitment to purchase loans of $2.0 million and outstanding unused lines of credit of $4.9 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1996, the Bank had total risked based capital ratio of 28.8%, a core-capital ratio of 11.1% and a tangible capital ratio of 11.1% which exceeded all regulatory capital requirements. The Company is considered well-capitalized as of September 30, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

See Footnote 16 of Consolidated Financial Statements on Page F-30.

LENDING PORTFOLIO

     General. The primary source of income to the Company is interest from lending activities and mortgage-backed and other investment securities. The principal lending activity of the Company is originating first mortgage real estate loans to enable borrowers to purchase or refinance one- to two-family residential properties and, to a lesser extent, originating home equity and other consumer loans. Management considers its purchase of loans and mortgage-backed securities to be part of its lending activities and an alternative to originating loans.

     Loan Portfolio Composition. At September 30, 1996, the Company had total loans of $122.6 million, of which $99.0 million, 80.8%, were one-to four-family first mortgage loans. The loan portfolio increased by $3.5 million over the balance of $119.0 million at September 30, 1995. The increase was primarily attributable to the origination and purchase of new loans as the Company began a more aggressive marketing program in connection with its planned franchise expansion. Of the one-to four-family first mortgage loans outstanding at September 30, 1996, 15.4% were ARM loans and 84.6% were fixed-rate loans. Non-residential real estate and multi-family mortgage loans outstanding at September 30, 1996 totalled $10.4 million, or 8.4% of total loans, and $4.7 million, or 3.9% of total loans, respectively. The remainder of the Bank's loans at September 30, 1996 consisted of consumer loans of $8.4 million, or 6.9% of total loans, primarily home equity and deposit account loans. At September 30, 1996, 25% of the gross loan portfolio had adjustable rates.

     The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:


                                                                   At September 30,
                                  --------------------------------------------------------------------------------------------------
                                         1996                 1995                1994               1993               1992
                                  ------------------   -------------------   ----------------   ----------------  -----------------
                                            Percent               Percent            Percent            Percent             Percent
                                   Amount   of Total    Amount    of Total   Amount  of Total   Amount  of Total   Amount   of Total
                                  --------  --------   --------   -------- --------  --------  ------- ---------  --------  --------
                                                                (Dollars in Thousands)
First mortgage loans:
  One- to four-family ........    $ 99,039    80.8%    $ 92,286     77.5%  $ 91,220    75.4%  $106,346   74.3%    $144,132   81.8%
Multi-family .................       4,736     3.9%       5,964      5.0      6,294     5.2      8,511    5.9       18,627   10.6
Non-residential ..............      10,368     8.4%      14,012     11.8     16,949    14.0     19,852   13.9        4,429    2.5
Total first mortgage loans ...    $114,143    93.1%    $112,262     94.3%  $114,463    94.6%  $134,709   94.1%    $167,188   94.9%
                                  --------    ----     --------     ----   --------    ----   --------   ----     --------   ----
Consumer loans:
  Home equity lines of
    credit ...................    $  7,951     6.5%       6,271      5.3      6,100     5.0      7,431    5.2        7,957    4.5
Auto .........................          23     0.0%         --        --        --       --        --      --          --      --
Student ......................          14     0.0%          12       --         12      --        488    0.4          479    0.3
Deposit Account ..............         426     0.4%         469      0.4        473     0.4        454    0.3          535    0.3
Total Other Loans ............       8,414     6.9%       6,752      5.7%     6,585     5.4%     8,373    5.9%       8,971    5.1%
                                  --------   -----     --------     ----   --------    ----   --------   ----     --------   ----
    Total loans ..............    $122,557   100.0%    $119,014      100%   121,048     100%   143,082    100%     176,159    100%
Less:
  Deferred loans fees ........         383                 397                  421                457                 586
  Allowance for loan losses ..       3,669               5,061                5,045              2,954               3,922
                                  --------            --------             --------           --------            --------
    Total loans, net .........    $118,505            $113,556             $115,582           $139,671            $171,651
                                  ========            ========             ========           ========            ========
Mortgage-backed securities
  held to maturity:
    GNMA .....................    $ 13,231    23.3%    $    872      2.0%  $  1,099     2.6%  $  1,394    4.4%    $  1,723    6.5%
    FHLMC ....................      32,837    58.0%      38,605     87.4     36,112    84.3     29,135   92.6       23,624   89.3
    FNMA .....................       7,761    13.7%       4,677     10.6      5,628    13.1        930    3.0        1,122    4.2
                                  --------    ----      -------      ---   --------     ---   --------    ---     --------    ---
      Total mortgage-backed
        securities held to
        maturity .............    $ 53,829    95.0%    $ 44,154      100%  $ 42,839     100%  $ 31,459    100%    $ 26,469    100%
                                  ========    ====      =======      ===   ========     ===   ========    ===     ========    ===
Mortgage-backed securities
  available for sale--FNMA ...       2,835     5.0          --        --        --       --        --      --          --      --
                                  --------     ---
    Total mortgage-backed
      securities .............    $ 56,664     100%         --        --        --       --        --      --          --      --
                                  ========     ===

     Loans and Mortgage-Backed Securities Maturity. The following table shows the contractual maturity of the Company's loans and mortgage-backed securities at September 30, 1996. The table does not include the effect of prepayments or scheduled principal amortization.

                                                                     At September 30, 1996
                                         -------------------------------------------------------------------------------
                                         One- To    Multi-                                          Mortgage-
                                          Four-     Family         Non-       Other       Total       Backed
                                         Family   Residential   Residential   Loans       Loans     Securities     Total
                                         ------   -----------   -----------   -----       -----     ----------     -----
                                                                         (In thousands)
Amounts due:
    Within one year ...............      $ 4,857     $  966       $ 2,326     $  440     $  8,589     $ 1,563     $ 10,152
After 1 year:
     1 to 3 years .................       12,700      2,032         4,460        168       19,360      18,741       38,101
     3 to 5 years .................        9,023        175           521        358       10,077          49       10,126
     5 to 10 years ................       10,240      1,291         1,710      4,534       17,775       5,169       22,944
    10 to 20 years ................       17,168        272           967      2,914       21,321       2,173       23,494
    Over 20 years .................       45,051       --             384       --         45,435      28,969       74,404
                                         -------     ------       -------     ------     --------     -------     --------
Total due after 1 year ............       94,182      3,770         8,042      7,974      113,968      55,101      169,069
Total loans and mortgage-
  backed securities ...............      $99,039     $4,736       $10,368     $8,414     $122,557     $56,664     $179,221
                                         =======     ======       =======     ======     --------     -------     --------
Less deferred loan fees ...........                                                           383        --            383
Less allowance for loan losses ....                                                         3,669        --          3,669
                                                                                         --------     -------     --------
    Total loans and mortgage-
      backed securities, net ......                                                      $118,505     $56,664     $175,169
                                                                                         ========     =======     ========

     The following table sets forth, as of September 30, 1996, the dollar amount of all loans and mortgage-backed securities due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates:

                                                   Due After September 30, 1997
                                                  ------------------------------
                                                    Fixed   Adjustable    Total
                                                  --------  ----------  --------
                                                          (In thousands)
First mortgage loans .........................    $ 73,366    $32,628   $105,994
Mortgage-backed securities ...................      26,132     28,969     55,101
Consumer loans ...............................       3,445      4,529      7,974
                                                  --------    -------   --------
Total loans and mortgage-backed
  securities due after September 30, 1996 ....    $102,943    $66,126   $169,069
                                                  ========    =======   ========

     The following table sets forth originations, loan purchases, sales and principal payments in the Company's loan and mortgage-backed securities portfolios for the periods indicated:

                                                                                  Years Ended September 30,
                                                                             ----------------------------------
                                                                               1996         1995         1994
                                                                             --------     --------     --------
                                                                                       (In thousands)
Loans receivable, net at beginning of period...........................      $113,556     $115,582     $139,671
  Loans originated:
    First Mortgage:
      One- to four-family..............................................        17,113        3,997       12,293
    Consumer loans:
      Home equity......................................................         3,853        2,090        1,948
      Deposit account..................................................           509          649          474
      Student .........................................................            42           45           74
      Auto ............................................................            26         --           --
                                                                             --------     --------     --------
           Total loans originated......................................        21,543        6,781       14,789
  Loans purchased .....................................................         6,071        8,933        1,765
                                                                             --------     --------     --------
           Total loans originated and purchased........................        27,614       15,714       16,554
                                                                             --------     --------     --------
  Loans Sold:
    First Mortgage:
      One- to Four-Family..............................................          --           --          2,623
      Multi-family.....................................................          --           --            392
      Non-residential..................................................          --           --            289
    Consumer Loans:
      Student..........................................................            38           45          492
                                                                             --------     --------     --------
           Total loans sold............................................            38           45        3,796
                                                                             --------     --------     --------
Principal repayments ..................................................       (22,245)     (16,263)     (34,793)
Transfer of mortgage loans to real estate owned, net...................        (1,789)      (1,439)        --
Amortization of deferred fees..........................................            15           22           37
(Increase) decrease in allowance for loan losses.......................         1,392          (15)      (2,091)
                                                                             --------     --------     --------
  Net loan activity ...................................................         4,949       (2,026)     (24,089)
                                                                             --------     --------     --------
  Total loans receivable, net at end of period.........................      $118,505     $113,556     $115,582
                                                                             ========     ========     ========
Mortgage-backed securities at beginning of period......................      $ 44,154     $ 42,839     $ 31,459
Mortgage-backed securities purchased...................................        24,181        7,432       21,032
Principal reductions ..................................................       (11,599)      (6,038)      (9,565)
Amortization of (premium) discount.....................................           (72)         (79)         (87)
                                                                             --------     --------     --------
  Mortgage-backed securities at end of period..........................      $ 56,664     $ 44,154     $ 42,839
                                                                             ========     ========     ========

     Included in loans sold in 1994 is approximately $3.4 million in non-performing loans. These loans were sold as part of management's strategy of reducing non-performing assets and resulted in a charge off of $2.8 million to reflect these loans at their then current accelerated disposition value. As part of management's continuing strategy of reducing the Company's non-performing assets, management may consider sales of non-performing loans again in the future, although the Company currently has no agreements, nor is it involved in any discussions, with respect to loan sales.

     Residential Mortgage Lending. Although the Company previously offered loans secured by up to four family residences, since 1993 it only offers first mortgages on one- to two-family owner occupied residences. Loan originations are generally obtained from existing or past customers and referrals from real estate agents, builders and members of the local communities in which the Company has offices, as well as through correspondent relationships with mortgage brokers. Residential loan originations are secured by owner-occupied residences within the State of New Jersey. The Company also purchases loans from other sources such as mortgage bankers and other financial intermediaries. At September 30, 1996, the Company had $15.5 million of purchased loans. Purchased loans are underwritten pursuant to the Company's criteria and are secured by one- to four-family residential properties located within the State of New Jersey.

     At September 30, 1996, 80.8% of the Company gross loans consisted of one- to four-family residential loans. The Company commenced offering ARM loans in 1994, and currently emphasizes ARM loans. Because of consumer preference during a low interest rate environment, the majority of the portfolio, 75.0%, are still fixed rate loans. The Company generally originates one and two family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property, but will consider loan-to-value ratios of up to 95% if the loan amount exceeding the 80% loan-to-value ratio is insured by a private mortgage insurance company. The Company retains the ARM loans it originates for its loan portfolio.

     Non-residential and Multi-Family Real Estate Lending. At September 30, 1996, the Company's non-residential and multi-family real estate loan portfolio totalled $10.4 million and $4.7 million, or 8.4% and 3.9% respectively of the total loan portfolio. Non-residential loans consist mainly of first mortgages on mixed-use properties. Mixed use properties consist of properties containing both residential and mercantile uses. Although the Company ceased making these loans for a time, the Company has recently instituted a new program pursuant to which it will make loans secured by these types of properties on a case by case basis. These loans may entail additional risk beyond that incurred by the Company in its traditional one- to two-family owner-occupied lending, although loans of this type generally have higher yields and shorter terms.

     Consumer Loans. As of September 30, 1996, consumer loans totalled $8.4 million or 6.9% of the Company's total loan portfolio. The Company offers consumer loans in the form of home equity, auto, guaranteed student and passbook loans. The Company's home equity loans consist of first or second mortgage loans secured by owner occupied one- to two-family residences. Where the Company is a second mortgagee, the total debt secured by the residence may not exceed 75% of the market value of the residence. Commencing in November 1995, the Company began offering direct automobile loans on both new and used automobiles.

     The Company originates owner occupied home equity loans secured by one and two family residences. Fixed rate loans are offered for up to seven or 15 year periods. Home equity lines of credit and adjustable rate home equity loans are offered for a period not to exceed 15 years. On these loans, the Company requires that it be in either a first or second lien position. The loans are generally subject to 75% combined loan-to-value limitation, including any other outstanding mortgages or liens. The Company currently retains all home equity loans for its portfolio. These loans currently represent 6.9% of the Bank's portfolio and are classified as consumer loans.

MORTGAGE-BACKED SECURITIES

     The Company invests in mortgage-backed securities and utilizes such investments to complement its investment and mortgage lending activities. At September 30, 1996, mortgage-backed securities, totalled $56.7 million or 22.7% of total assets, an increase of $12.5 million, or 28.3%, over mortgage-backed securities of $44.2 million at September 30, 1995. This increase is attributable to the application of offering proceeds in excess of loan origination requirements.

     At September 30, 1996, the Bank's entire mortgage-backed securities portfolio was directly insured or guaranteed by the GNMA, the FNMA or the FHLMC. The Bank's current policy is to purchase mortgage-backed securities that are backed by ARM loans or have final balloon maturities of seven years or less. As of September 30, 1996, such mortgage-backed securities totalled $20.4 million or 36.2% of the total mortgage-backed securities portfolio.

DELINQUENT LOANS AND FORECLOSED ASSETS

     Maintenance of asset quality is one of management's most important tasks. Management reviews delinquent loans on a continuous basis and the Board of Directors reviews delinquent loans monthly. The Company has retained counsel experienced in real estate law and foreclosure procedures.

     The level of non-performing assets has been reduced to $3.1 million at September 30, 1996 from $8.4 million at September 30, 1995. The reduction in non-performing assets was achieved, in part, as a result of a stabilized economy, which contributed to a decrease in non-performing loans from $10.8 million at fiscal year end 1992 to $2.3 million at fiscal year end 1996. Management's efforts substantially contributed to this reduction in non-performing assets. Such efforts include adherence to enhanced underwriting standards, collection efforts, borrower work-outs, $3.7 million of net charge-offs in 1996, 1995 and 1994, and $3.4 million of bulk sales of non-performing loans in 1994. There were no such loan sales in 1995 or 1996, although management may undertake such loan sales in the future. At September 30, 1996, the Company held seven parcels of REO with a value of $713,000, a decrease from REO of $1.1 million at September 30, 1995. The decrease reflects management's continued efforts to resolve the Company's non-performing assets.

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "substandard" assets include those characterized by the distinct possibility that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that have experienced past delinquencies or have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future.

     At September 30, 1996, the Company had special mention loans of $3.7 million. These loans consist of 36 loans with an average balance of $102,979.

     At September 30, 1996, the Company had loans 90 days or more past due of $2.3 million, or 1.9% of total loans. Loans 90 days or more past due consisted of 27 loans with an average balance of $86,778, consisting of 23 loans secured by one- to four-family properties, 3 loans secured by mixed use properties and one consumer loan. The largest balance due on any of these loans was $523,166.

     The tables below set forth information concerning delinquent loans as of the periods indicated. The amounts represent the total remaining balances of the related loans and percentage of total loans outstanding, rather than the actual payment amounts which are overdue:

                                                              At September 30, 1996
                                                     ---------------------------------------
                                                         60-89 Days         90 Days or More
                                                     ------------------   ------------------
                                                              Principal            Principal
                                                      Number   Balance     Number   Balance
                                                     of Loans  of Loans   of Loans  of Loans
                                                     --------  --------   --------  --------
                                                              (Dollars in Thousands)
One- to four-family ..............................       4      $ 359        23      $1,546
Multi-family residential/Non-residential .........       -         -          3         749
Consumer Loans ...................................       1          4         1          48
                                                        --      -----        --      ------
    Total delinquent loans .......................       5      $ 363        27      $2,343
                                                        ==      =====        ==      ======
Delinquent loans to gross loans ..................               0.30%                 1.91%
                                                                =====                ======

                                                              At September 30, 1995
                                                     ---------------------------------------
                                                         60-89 Days         90 Days or More
                                                     ------------------   ------------------
                                                              Principal            Principal
                                                      Number   Balance     Number   Balance
                                                     of Loans  of Loans   of Loans  of Loans
                                                     --------  --------   --------  --------
                                                              (Dollars in Thousands)
One- to four-family ..............................       2      $ 167        29      $4,023
Multi-family residential/Non-residential .........       -         -         10       3,288(1)
Consumer Loans ...................................       -         -          1          52
                                                        --      -----        --      ------
    Total delinquent loans .......................       2      $ 167        40      $7,363
                                                        ==      =====        ==      ======
Delinquent loans to gross loans ..................               0.14%                 6.19%
                                                                =====                ======
----------
(1)  Includes one loan with a balance of $830,368.

                                                              At September 30, 1994
                                                     ---------------------------------------
                                                         60-89 Days         90 Days or More
                                                     ------------------   ------------------
                                                              Principal            Principal
                                                      Number   Balance     Number   Balance
                                                     of Loans  of Loans   of Loans  of Loans
                                                     --------  --------   --------  --------
                                                              (Dollars in Thousands)
One- to four-family ..............................       4      $ 399        33      $4,697
Multi-family residential/Non-residential .........       -         -         15       4,163
Consumer Loans ...................................       2         18         3         154
                                                        --      -----        --      ------
    Total delinquent loans .......................       6      $ 417        51      $9,014
                                                        ==      =====        ==      ======
Delinquent loans to gross loans ..................               0.34%                 7.45%
                                                                =====                ======

     Interest is not accrued on loans where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. Once the loans reach non-accrual status, accrued but unpaid interest is reversed and interest income is subsequently recognized only to the extent that payments are received. Interest on loans that have been restructured is accrued according to the renegotiated terms.

     The table below sets forth information regarding the Company's non-performing assets. At September 30, 1996, the Bank had no restructured loans within the meaning of SFAS No. 15, issued by the FASB:


                                                                              At September 30,
                                                               -----------------------------------------------
                                                                1996      1995      1994      1993       1992
                                                               ------    ------    ------    ------     ------
                                                                              (Dollars in Thousands)
Non-accrual delinquent mortgage loans ......................   $2,295    $7,311    $8,860    $ 8,893    $10,611
Other non-accrual loans delinquent 90 days or more .........       48        52       154        211        149
                                                               ------    ------    ------    -------    -------
         Total non-performing loans ........................    2,343     7,363     9,014      9,104     10,760
Total REO ..................................................      713     1,071       --         941      1,505
                                                               ------    ------    ------    -------    -------
         Total non-performing assets .......................   $3,056    $8,434    $9,014    $10,045    $12,265
                                                               ======    ======    ======    =======    =======
Non-performing loans to total gross loans ..................     1.91%     6.19%     7.45%      6.36%      6.11%
Non-performing assets to total gross loans and REO .........     2.48%     7.02%     7.45%      6.97%      6.90%
Non-performing loans to total assets .......................      .94%     3.30%     4.15%      4.16%      4.82%
Non-performing assets to total assets ......................     1.22%     3.78%     4.15%      4.59%      5.49%


     Included in non-accrual delinquent mortgage loans at September 30, 1993 is approximately $3.4 million of loans contracted for sale. These loans had a carrying value of approximately $6.2 million prior to a charge-off of $2.8 million necessary to reflect these loans at their then current accelerated disposition value. The uncollectible portion of these loans were reflected as charge-offs in the year ended September 30, 1993. The loans were sold in October, 1993. Had these loans been reflected in the above schedule at their book value prior to charge-off and the allowance for loan losses adjusted upward to exclude the charge-off, non-performing loans at September 30, 1993, the ratio of the non-performing loans to gross loans and the ratio of allowance for loan losses to non-performing loans would have been $12.0 million, 8.59% and 47.95%, respectively.

     Not included as non-accrual loans in the table above are balloon real estate loans which are still performing but which are beyond their original maturity date. Historically, those loans have either been paid off or extended at current market rates of interest by the Bank. These loans amounted to $898,302, $1.4 million, $310,213, and $504,438 million at September 30, 1996,
1995, 1994, 1993 and 1992, respectively.

     In addition to the loans included in the risk elements table above, and in the preceding paragraph, the Bank's internal loan review identified approximately $3.7 million in loans which were performing but were classified as special mention at September 30, 1996. These loans, as well as the loans included in the risk elements table, and in the preceding paragraph, have been considered in the analysis of the adequacy of the allowance for loan losses.

     During the years ended September 30, 1996, 1995 and 1994, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, approximated $298,915, $554,000 and $590,615, respectively. Also, during the years ended September 30, 1996, 1995 and 1994 the amounts of interest income on non-performing loans that was included in income approximated $109,546, $79,000 and $216,000, respectively.

ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the Company's allowance for loan losses at or for the dates indicated:


                                                                       At or for the Years Ended September 30,
                                                                   ----------------------------------------------
                                                                    1996      1995      1994      1993      1992
                                                                   ------    ------    ------    ------    ------
                                                                               (Dollars in Thousands)
Balance, beginning of period ...................................   $5,061    $5,045    $2,954    $3,922    $1,533
Provisions charged to operations ...............................      660     1,445     2,332     3,087     2,625
Loans charged off:
   One- to four-family residential .............................      987       674       297     2,515       129
   Multi-family residential ....................................        0       --         58       349       --
   Non-residential .............................................      911       868       --      1,192        21
   Land & construction loans ...................................      154        33       --         30        86
                                                                   ------    ------    ------    ------    ------
      Total loans charged off ..................................    2,052     1,575       355     4,086       236
                                                                   ------    ------    ------    ------    ------
Recovery on loans:
   One- to four-family residential .............................        0       146       114       --        --
   Multi-family residential ....................................        0       --        --        --        --
   Non-residential .............................................        0       --        --         31       --
   Land & construction loans ...................................        0       --        --        --        --
                                                                   ------    ------    ------    ------    ------
      Total recovery on loans ..................................        0       146       114        31       --
      Net loans charged off ....................................    2,052     1,429       241     4,055       236
                                                                   ------    ------    ------    ------    ------
      Balance, end of period ...................................   $3,669    $5,061    $5,045    $2,954    $3,922
                                                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during the period to average loans
   outstanding during the period ...............................     1.85%     1.21%     0.20%     2.60%     0.13%
Ratio of allowance for loans losses to non-performing
   loans .......................................................   156.59%    68.74%    55.97%    32.45%    36.45%


     The following table sets forth the allocation of the Company's allowance for loan losses by loan type at the dates indicated:


                                                                         September 30,
                             -----------------------------------------------------------------------------------------------------
                                    1996                 1995                 1994                1993                1992
                             ------------------   ------------------   ------------------   ------------------   -----------------
                                     Percentage           Percentage           Percentage           Percentage          Percentage
                                      of Loans             of Loans             of Loans             of Loans            of Loans
                                      to Gross             to Gross             to Gross             to Gross            to Gross
                             Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount    Loans
                             ------  ----------   ------  ----------   ------  ----------   ------  ----------   ------  ----------
                                                                    (Dollars in Thousands)
Allocation of allowance
   for loan losses
   One- to four-family
      residential .........  $2,883     78.58%     $3,831    77.5%      $3,497     75.4%     $2,005    74.3%     $2,784    81.8%
   Multi-family
      residential .........     117      3.19%        157     5.0%          44      5.2%         38     5.9%        353    10.6%
   Non-residential ........     560     15.26%        878    11.8%       1,332     14.0%        776    13.9%        724     2.5%
   Consumer loans .........     109      2.97%        195     5.7%         172      5.4%        135     5.9%         61     5.1%
                             ------    ------      ------   -----       ------    -----      ------   -----      ------   -----
Balance, end of period ....  $3,669    $100.0%     $5,061   100.0%      $5,045    100.0%     $2,954   100.0%     $3,922   100.0%
                             ======    ======      ======   =====       ======    =====      ======   =====      ======   =====


     The allowance for loan losses is established through charges (provisions for loan losses) to earnings. Loan losses (loans charged off, net of recoveries) are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, management considers the allowance to be below the level necessary to absorb future loan losses on existing loans, an additional provision for loan losses is made to increase the allowance for loan losses to the level considered necessary to absorb possible losses on existing loans that may become uncollectible. Management considers such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay and the realization of collateral in determining the adequacy of the allowance.

     Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in their market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

INVESTMENT ACTIVITIES

     The Company's assets, other than loans receivable and mortgage-backed securities, are invested primarily in U.S. Government and agency securities and FHLB overnight deposits. In addition, the Company holds an investment in the Prudential Government Securities Trust. The Prudential Government Securities Trust is a mutual fund comprised of investments principally in a diversified portfolio of intermediate term securities issued or guaranteed by the U.S. government, its agencies or instrumentalities.

     Under the Bank's investment policy, the Bank is authorized to purchase agency securities with maturities as determined by an investment committee of the Bank's Board from time to time based upon several factors, including the Bank's interest rate risk profile, liquidity needs and other factors. The Bank's investment policy also prohibits the Bank from engaging in futures transactions, options transactions, investment in high-risk mortgage derivatives such as collateralized mortgage obligations, residual interests, real estate mortgage investment conduit residual interests, stripped mortgage-backed securities, or any other related products that exhibit a high degree of volatility.

     At September 30, 1996, the Company's investment portfolio totalled $62.9 million, an increase of $15.2 million, or 31.9%. Over total securities of $47.7 million at September 30, 1995. This increase reflects the use of conversion proceeds.

     The following table shows the amortized value, weighted average yield, and maturities of the Company's investment securities portfolio, excluding FHLBNY stock for the periods indicated:


                                                                As of September 30, 1996
                               -----------------------------------------------------------------------------------------------------
                                   Less Than             1-5              5-10              Over 10            Total Investment
                                     1 year             years             years              years                Securities
                               ------------------ ------------------ ------------------ ------------------ -------------------------
                                         Weighted           Weighted           Weighted           Weighted                  Weighted
                               Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Market  Average
                                 Value    Yield     Value    Yield     Value    Yield     Value    Yield     Value    Value   Yield
                               --------  -------- --------  -------- --------  -------- --------  -------- --------  ------ --------
                                                                       (Dollars in Thousands)
Investments held to maturity:
  U.S. Government and
    agency securities ......... $ 4,000   4.63%    $ 5,000   7.41%   $26,952    7.25%    $6,433    6.28%   $42,385   $41,942   6.87%
                                -------   ----     -------   ----    -------    ----     ------    ----    -------   -------   ----
    Total investments held
      to maturity ............. $ 4,000   4.63%    $ 5,000   7.41%   $26,952    7.25%    $6,433    6.28%   $42,385   $41,942   6.87%
                                =======   ====     =======   ====    =======    ====     ======    ====    =======   =======   ====
Securities available for sale:
  Prudential Securities
    Trust ..................... $ 6,612   4.71%        --      --        --       --        --       --    $ 6,612   $ 6,612   4.71%
  U.S. Government and
    agency securities .........     --      --     $ 9,859   6.45%   $ 2,978    7.00%       --       --    $12,837   $12,837   6.58%
                                -------   ----     -------   ----    -------    ----     ------    ----    -------   -------   ----
    Total securities
      available for sale ...... $ 6,612   4.68%    $ 9,859   6.77%   $ 2,978    7.23%    $  --     6.28%   $19,449   $19,449   6.58%
                                =======   ====     =======   ====    =======    ====     ======    ====    =======   =======   ====


     The following table sets forth the composition of the Bank's investment in Federal Home Loan Bank ("FHLB") overnight deposits, investment securities portfolio and FHLBNY stock at the dates indicated:


                                                                                       September 30,
                                                                -----------------------------------------------------------
                                                                       1996                1995                 1994
                                                                ------------------   ------------------   ------------------
                                                                Carrying    % of     Carrying    % of     Carrying    % of
                                                                  Value     Total      Value     Total      Value     Total
                                                                --------   -------   --------   -------   --------   -------
                                                                                   (Dollars In Thousands)
FHLB overnight deposits ......................................   $ 2,150      4.7%    $ 6,000     19.9%    $ 5,000     9.7%
FHLBNY stock .................................................   $ 1,487      3.2%      1,447      4.8%      1,350     2.6%

Investments held to maturity:
   Marketable securities--Prudential Securities Trust ........      --        --         --        --        6,543    12.6%
   U.S. Government & agency securities .......................   $42,385     92.1%     22,666     75.3%     38,960    75.1%
      Total FHLB overnight deposits, FHLBNY stock
         and investment securities held to maturity ..........   $46,022    100.0%    $30,113    100.0%    $51,853     100%
                                                                 =======    =====     =======    =====     =======     ===
Securities available for sale:
   Marketable Securities--Prudential Securities Trust ........   $ 6,612     34.0%     $6,667     26.7%       --        --
   U.S. Government & Agency Securities .......................    12,837     66.0%     18,341     73.3%       --        --
                                                                 -------   ------     -------    -----
      Total securities available for sale ....................   $19,449   100.00%    $25,008    100.0%       --        --
                                                                 =======   ======     =======    =====     =======     ===


SOURCES OF FUNDS

     General. Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company's applicable sources of funds are loan and mortgage-backed security repayments, cash flow generated from operations including interest payments on loans and investment securities and fees, and FHLBNY advances.

     Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Bank presently offers passbook accounts, checking accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts ("IRAs"). The Company emphasizes retention of its core deposits, and depending on its funding needs, interest rate risk management and other considerations, the Bank from time to time emphasizes the originations of certificates of deposit.

     The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company's deposits are primarily obtained from areas surrounding its offices, and the Bank relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. The Bank does not use brokers to obtain deposits.

     When management determines the levels of the Company's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.

     At September 30, 1996, the Company had total deposits of $204.5 million, a decrease of $3.3 million, or 1.6%, from total deposits of $207.8 million at September 30, 1995. This decrease resulted from rate competition on certificates of deposit, as the Company's competitors raised their rates to attract additional deposits, while the Company maintained its rates.

     The table below sets forth the average dollar amount of deposits in the various types of savings programs, along with the weighted average effective interest rate paid for the periods indicated:


                                                                For the Years ended September 30,
                                -----------------------------------------------------------------------------------------------
                                              1996                            1995                            1994
                                -------------------------------  ------------------------------  ------------------------------
                                                      Weighted                        Weighted                        Weighted
                                            Percent    Average              Percent    Average              Percent    Average
                                 Average    of Total  Effective   Average   of Total  Effective   Average   of Total  Effective
                                 Balance    Deposits    Rate      Balance   Deposits    Rate      Balance   Deposits     Rate
                                --------    --------  ---------   -------   --------  ---------   -------   --------  ---------
                                                                     (Dollars In Thousands)

N.O.W. accounts .............   $ 10,183      4.89%              $  9,606      4.85%             $  8,677      4.25%
Money market accounts .......     21,849     10.49%                24,019     12.12                28,025     13.73
Savings accounts ............     45,085     21.65%                47,079     23.76                53,615     26.27
Club accounts ...............        882      0.42%                   915      0.46                   887      0.44
                                --------    ------               --------     -----              --------     -----
Total core deposits .........     77,999     37.45%              $ 81,619     41.19                91,204     44.69
Certificates of deposit .....    129,658     62.26%               116,068     58.56               112,462     55.10
Accrued dividends payable ...        588      0.29%                   497      0.25                   430      0.21
                                --------    ------               --------     -----              --------     -----
   Total deposits ...........   $208,245    100.00%    4.47%     $198,184       100%    3.99%    $204,096       100%     3.36%
                                ========    ======     ====      ========     =====     ====     ========     =====      ====

     The following table shows rate information for the Bank's certificates of deposit at the dates indicated and maturity information at September 30, 1996:


                                                       Period to Maturity from September 30, 1996
                              ----------------------------------------------------------------------------------------------
                                                                  Within       One to      Two to         Over
                                1996        1995       1994      One Year    Two Years   Three Years   Three Years    Total
                              --------    --------   --------    --------    ---------   -----------   -----------  --------
                                                                   (In Thousands)
Certificates of deposit
     3.99% or less .........  $    123    $    911   $ 46,937     $   103     $    20      $   --        $   --     $    123
     4.00% to 4.99% ........    26,433      27,785     61,142      26,433          --          --            --       26,433
     5.00% to 5.99% ........    83,625      60,810      2,377      60,911      19,336       1,424         1,954       83,625
     6.00% to 6.99% ........    15,618      39,317          -      10,709       2,904          --         2,005       15,618
     7.00% to 7.99% ........       107         236        255          20          87          --            --          107
     8.00% to 8.99% ........        96         113        152          96          --          --            --           96
                              --------    --------   --------     -------     -------      ------        ------     --------
         Total .............  $126,002    $129,172   $110,863     $98,272     $22,347      $1,424        $3,959     $126,002
                              ========    ========   ========     =======     =======      ======        ======     ========

     The following table sets forth the maturity dates of the Bank's certificates of deposit of $100,000 or more at September 30, 1996:

     Maturity Period                                           Amount
     ---------------                                           -------
                                                           (In thousands)
     Three months or less ................................     $  218
     Three through six months ............................      1,846
     Six through twelve months ...........................      1,447
     Over twelve months ..................................      1,493
                                                               ------
        Total ............................................     $5,004
                                                               ======

     Borrowings. The Company's principal source of borrowings in past years has been advances from the FHLBNY. The Company utilizes these advances when available loan and investment yields exceed the cost of borrowings.

     The following table sets forth the maximum month-end balance and average balance of FHLBNY advances for the periods indicated:

                                         For the Year Ended September 30,
                                     ----------------------------------------
                                      1996              1995            1994
                                     ------            ------          ------
                                               (Dollars in thousands)
Maximum balance ..................   $2,000            $6,000            --
Average balance ..................   $    5             2,025            --
Weighted average interest rate ...     6.00%             7.41%           --

     There were no FHLBNY advances outstanding as of September 30, 1996, 1995 and 1994, respectively.

     In future periods, the Company anticipates increasing its borrowing in order to use the funds to increase its asset base and enhance its earning through the purchase of investment and mortgage-backed securities. The Company will seek to realize earnings equal to the spread between the cost of the borrowed funds and the yield on the investment and mortgage-backed securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of September 30, 1996, 1995 and 1994 and the auditors' report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the Board of Directors of the Company:


                                                                                                     Director     Term
         Name                                    Age           Positions Held With the Bank           Since      Expires
         ----                                    ---           ----------------------------          --------    -------
James W. Mason ............................      71         Chairman of the Board and Director         1985        1996
Bernard Leung .............................      73         Director                                   1978        1998
William M. Brickman .......................      55         President, CEO and Director                1992        1996
Kathleen Fisher ...........................      71         Director                                   1989        1997
Richard R. Masch ..........................      70         Director                                   1991        1998
Robert C. Miller ..........................      64         Director                                   1990        1997
Robert O'Neill ............................      60         Director and Vice President                1990        1998


EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

         Name                                    Age           Position Held With the Bank
         ----                                    ---           ---------------------------
Albert E. Gossweiler ......................      49         Executive Vice President and Chief Financial Officer
Robert C. Maison ..........................      54         Senior Vice President and Senior Lending Officer


BIOGRAPHICAL INFORMATION

     The principal occupation for the prior five years of each director and each executive officer of the Bank is set forth below:

     MR. JAMES W. MASON is a senior partner in the firm of Mason Helmstetter Associates, a real estate appraisal and consulting firm. Mr. Mason has been Chairman of the Board of the Bank since 1992.

     MR. WILLIAM M. BRICKMAN has been the President and Chief Executive Officer of the Bank since 1992. Mr. Brickman has over 34 years of experience in the thrift industry. Prior to becoming President and Chief Executive Officer of the Bank, he was President and Chief Executive Officer of Alexander Hamilton Savings and Loan.

     MS. KATHLEEN FISHER served as an employee of the Bank for more than 50 years, retiring as a Vice President in 1992.

     DR. BERNARD LEUNG has been retired from the active practice of medicine since 1993. Previously, he was a practicing physician in Wood-Ridge and Hasbrouck Heights, New Jersey, and was Senior Attending Physician in the Department of Internal Medicine at Hackensack University Medical Center.

     MR. RICHARD R. MASCH has been a vice president of D.K. Dickson, Inc., an aerospace firm, since 1991. Previously, Mr. Masch was employed by Allied Signal Corporation.

     MR. ROBERT C. MILLER has been retired for more than 5 years. Previously, Mr. Miller was employed in the financial services industry, working as the Director of Shareholder Services for the Lexington Management Corporation and as Vice President of the Anchor Group of Mutual Funds.

     MR. ROBERT O'NEILL has been employed by the Bank since 1957, and has been a Vice President since 1992.

     MR. ALBERT E. GOSSWEILER has been employed by the Bank for 15 years, and became the Executive Vice President and Chief Financial Officer of the Bank in 1989.

     MR. ROBERT C. MAISON has been the Senior Vice President and Chief Loan Officer of the Bank since 1992. Previously, Mr. Maison was a Vice President and Chief Lending Officer for Marine View Savings & Loan Association.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended September 30, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

     The report of the Compensation/Benefits Committee of the Board of Directors and the following stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. The Company's executive compensation program is administered by the Compensation/Benefits Committee of the Board of Directors. The Compensation/Benefits Committee is comprised of Messrs. Mason and Miller. The Compensation/Benefits Committee is responsible for establishing the compensation levels and benefits for executive officers of the Company and the Bank.

     COMPENSATION POLICIES. The Compensation/Benefits Committee has the following goals for compensation programs impacting the executive officers of the Company and the Bank:

     to align the interests of executive officers with the long-term interests of shareholders through awards that can result in ownership of Common Stock;

     to retain the executive officers who have led the Company to high performance levels and allow the Company to attract high quality executive officers in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and the Company's level of performance; and

     to maintain reasonable "fixed" compensation costs by targeting base salaries at a competitive average.

In addition, in order to align the interests and performance of its executive officers with the long term interests of its stockholders, the Company has adopted plans which reward the executives for delivering long term value to the Company and the Bank.

     The executive compensation package available to executive officers will be composed of the following components:

     1. base salary;

     2. short-term incentive compensation; and

     3. long-term incentive compensation, including stock options and stock awards.

Messrs. Brickman, Gossweiler and Maison each have an Employment Agreement with the Company and the Bank which specifies a minimum base salary and requires periodic review of such salary. In addition, executive officers participate in other benefit plans available to all employees, including the ESOP and the 401(k) Plan.

     BASE SALARY. The Compensation/Benefits Committee meets during the last quarter of each year to determine the level of any salary increase to take effect at the beginning of the year immediately following. While it uses no specific formula within its decision making process, the Compensation/Benefits Committee determines the level of salary increases after reviewing the qualifications and experience of the executive officers of the Company, the compensation paid to persons having similar duties and responsibilities at other institutions, and the size of the Company and the complexity of its operations. Messrs. Brickman, Gossweiler and Maison were all hired by the Company upon its formation, and each was employed by the Bank prior to the Company's initial public offering. Base compensation levels were established based upon market ranges for executives in comparable positions within the market area of the Company.

     SHORT TERM INCENTIVE COMPENSATION. Each year the Compensation/Benefits Committee establishes the size of the pool of available bonus money based upon the expected performance of the Company for that year. The parameters for the award of bonuses are related to the Company attaining specific levels of performance, and the individual achieving targeted objectives designed to support and implement the Company's objectives and strategies.

     Specific goals developed for 1996 related to: successful completion of the Company's initial public offering, deposit and loan growth, stock performance, and asset quality. Achievement of individual goals is reviewed by the Compensation/Benefits Committee to determine the extent to which the individual contributed to meeting the Company's goals, and to make a qualitative assessment of the individual officer's performance and an assessment, in the case of executive officers other than the Chief Executive Officer, of the extent to which the individual met additional goals specified in the annual incentive plan relating to his area of responsibility. The bonus for any individual executive officer can vary between zero and 100% of their individual target bonus, based upon their performance and the Company's performance.

     LONG TERM INCENTIVE COMPENSATION. The Company's 1996 Incentive Stock Option Plan and Recognition and Retention Plan for Executive Officers and Employees, the subjects of Proposals 1 and 3, are long-term plans designed to align a significant portion of the executive compensation program with shareholder interests. The Company has adopted the 1996 Incentive Stock Option Plan and Recognition and Retention Plan for Executive Officers and Employees, respectively, and have submitted them for shareholder approval herein. The Compensation/Benefits Committee believes that stock ownership is a significant incentive in building shareholders' wealth and aligning the interests of employees, Outside Directors and shareholders. As discussed under Proposals 1 and 3, no grants can be made until after shareholders have approved the Plans.

     On March 29, 1996, the Company successfully completed its initial public offering and with this infusion of capital was able to significantly enhance its deposits and significantly increase its loans without lowering its credit standards. A summary of the compensation awarded to Messrs. Brickman, Gossweiler and Maison is set forth in the Summary Compensation Table, and reflects the facts and considerations as outlined above.

The Compensation/Benefits Committee:

     James W. Mason and Robert C. Miller.

PERFORMANCE GRAPH

     STOCK PERFORMANCE GRAPH. The following graph shows a monthly comparison of cumulative total shareholder return on the Company's Common Stock, based upon the market price of the Common Stock, with the Nasdaq Bank Stock Index and the SNL Index for thrift institutions with assets between $250 million and $500 million for the period beginning on March 29, 1996, the date the Company completed its initial public offering, through September 30, 1996. The information assumes that $100 was invested on March 29, 1996. THE GRAPH WAS DERIVED FROM A VERY LIMITED PERIOD OF TIME AND REFLECTS THE MARKET'S REACTION TO THE COMPANY'S INITIAL PUBLIC OFFERING, AND AS A RESULT, MAY NOT BE INDICATIVE OF POSSIBLE FUTURE PERFORMANCE OF THE COMPANY'S COMMON STOCK.


              --- GRAPHICAL REPRESENTATION OF DATA TABLE BELOW ---

                         03/29/96       06/28/96       09/30/96
                         --------       --------       --------
SNL Index .............  100.00          99.40         104.60

1st Bergen Bancorp ....  100.00          92.50         112.50

NASDAQ Bank Index .....  100.00         102.60         109.20

ANNUAL COMPENSATION AND ALL OTHER COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table shows, for the fiscal years ended September 30, 1996, 1995 and 1994, the cash compensation paid or accrued for those years, to the chief executive officer and to each of the Company's four highest paid executive officers earning over $100,000.


===================================================================================================================
                                                     Annual Compensation
-------------------------------------------------------------------------------------------------------------------
Name and Principal                            Year             Salary($)          Bonus($)         All Other
Positions                                                                                         Compensation
                                                                                                     ($)(1)
-------------------------------------------------------------------------------------------------------------------
William M. Brickman,                          1996             $148,654           $7,229             $8,026
President and Chief                           1995             $140,545           $7,000             $6,347
Executive Officer                             1994             $134,999           $5,583             $5,735
-------------------------------------------------------------------------------------------------------------------
Albert E. Gossweiler,                         1996             $113,789           $5,500             $4,430
Executive Vice President                      1995             $106,375           $5,225             $4,113
and Chief Financial Officer                   1994             $ 99,925           $4,750             $3,764
===================================================================================================================

-----------

(1) Includes the imputed value of personal use of Company automobiles, life insurance premiums and Company matching contributions to its 401(k) Plan.

     EMPLOYMENT AGREEMENTS. The Bank and the Company have entered into employment agreements (the "Employment Agreements") with Messrs. Brickman, Gossweiler and Maison (the "Executives") each dated as of April 1, 1996. The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends, to a significant degree, on the skills and competence of Messrs. Brickman, Gossweiler and Maison.

     The Employment Agreements provide for a three-year term, and further provide for automatic renewal on each anniversary date unless, ninety days prior to the anniversary date, either party provides written notice of its intention not to renew. The Employment Agreements provide that Messrs. Brickman, Gossweiler and Maison will receive annual base salaries of $150,000, $115,000 and $91,000, respectively, for the first twelve months, and that their base salaries will be reviewed annually thereafter by the Board of Directors. In addition, the Employment Agreements provide that Messrs. Brickman, Gossweiler and Maison shall be entitled to receive a bonus in an amount determined by the Board of Directors. The Employment Agreements permit the Bank or the Company to terminate the employment of Messrs. Brickman, Gossweiler and Maison for cause at any time. The Employment Agreements define cause to mean personal dishonesty, incompetence, wilful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) final cease and desist order, or material breach of any provision of the Employment Agreement. The Employment Agreements with Messrs. Brickman, Gossweiler and Maison each further provide that upon the occurrence of a change in control, as defined in the Employment Agreement, in the event Messrs. Brickman, Gossweiler and Maison are terminated for reasons other than cause or in the event Messrs. Brickman, Gossweiler and Maison, within eighteen months of the change in control, resign their employment for "good cause," as that term is defined in the Employment Agreements, they shall be entitled to receive their then current base salary for the remaining term of the Employment Agreement. The Employment Agreements also prohibit Messrs. Brickman, Gossweiler and Maison from competing with the Bank for a period of one year following the termination of their employment.

     401(K) PROFIT SHARING PLAN. The Bank maintains a 401(k) Profit Sharing Plan (the "Plan") covering all employees through which employees can contribute up to the maximum allowable amount under Internal Revenue Service regulations. That amount is currently $9,500. The Bank will, at its discretion, match a portion of each employee's contribution, not to exceed 3.0% of their annual earnings. The Bank currently matches 100% of each employee's contribution. The Bank made matching contributions of $37,260 and $35,847 in 1996 and 1995, respectively, of which $8,676, $6,605 and $5,212 were attributable to Messrs. Brickman, Gossweiler and Maison, respectively. Additionally, the Bank, at the Board of Directors' discretion, may make annual profit-sharing contributions to the Plan. The Bank has amended the Plan to allow participants to purchase the Common Stock of the Company.

     DEFINED BENEFIT PLAN. The Bank has a defined benefit pension plan ("Pension Plan") covering substantially all of its employees. The benefits are based on years of service and employee compensation. The Bank's funding policy is to fund pension costs accrued. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     All full-time employees of the Bank are eligible to participate after one year of service and attainment of age 21. A qualifying employee becomes fully vested in the Pension Plan upon completion of five years service or when the normal retirement age of 65 is attained. The Pension Plan is intended to comply with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The Pension Plan provides for monthly payments to each participating employee at normal retirement age. The monthly benefit is determined as a percentage of a final average salary. The actual percentage is obtained by multiplying the number of years of participation by an annual percentage factor of 1.75%. Benefits payable prior to age 65 will be reduced actuarially to a level which reflects the present value of the unreduced age 65 benefit. A participant first vests in his benefit after two years of employment service and is fully vested after six years of employment service.

     The Pension Plan also provides a pre-retirement death benefit which is equal to the present value of a participant's accrued benefit at date of death. At September 30, 1996, Messrs. Brickman, Gossweiler and Maison had 3, 14 and 3 years of credited service, respectively. The Bank had a pension expense of $140,159 for the fiscal year ended 1996.

     There were no annual benefits payable under the Plan in 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth information as to ownership of the Company's Common Stock by (i) members of the Company's Board of Directors, (ii) those officers listed under the "Summary Compensation" section of this Form 10-K,
(iii) all executive officers and Directors as a group, and (iv) those persons believed by the Company to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of [September 30, 1996] as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of September 30, 1996.

     Ownership by Directors and Executive Officers:

===============================================================================
                                   Number of Shares          As a Percent of
                                                             Outstanding Shares
-------------------------------------------------------------------------------
James W. Mason                     21,000 - (1)              .66%
-------------------------------------------------------------------------------
Bernard Leung, M.D.                 4,600                    .15
-------------------------------------------------------------------------------
Robert C. Miller                    6,852                    .22
-------------------------------------------------------------------------------
Richard Masch                      10,000                    .32
-------------------------------------------------------------------------------
Kathleen Fisher                     2,000                    .06
-------------------------------------------------------------------------------
William M. Brickman                17,500 - (2)              .55
-------------------------------------------------------------------------------
Robert O'Neill                      1,600                    .05
-------------------------------------------------------------------------------
Albert E. Gossweiler                7,500 - (3)              .24
-------------------------------------------------------------------------------
Robert C. Maison                   11,700 - (4)              .37
-------------------------------------------------------------------------------
All Executive Officers and
Directors as a Group               82,752                   2.62
===============================================================================

-------------

(1) Includes 9,000 shares held by Mr. Mason's wife, 1,500 shares held by Mr. Mason as custodian for his grandchildren and 1,500 shares held by Mrs. Mason as custodian for Mr. Mason's grandchildren.

(2) Includes 2,500 shares held by Mr. Brickman's wife and 2,500 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the Benefit of Mr. Brickman.

(3) Includes 1,640 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Gossweiler.

(4) Includes 1,950 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Maison.

     Ownership by persons owning more than 5% of the Company's outstanding Common Stock:


===============================================================================================================
Title of Class              Name and Address of Beneficial Owner               Amount and Nature    Percent of
                                                                               of Beneficial        Class
                                                                               Ownership
---------------------------------------------------------------------------------------------------------------
Common Stock                South Bergen Savings Bank, Employee Stock          253,920(1)           8.0%
                            Ownership Trust ("ESOP")
                            250 Valley Boulevard
                            Wood-Ridge, NJ 07075

---------------------------------------------------------------------------------------------------------------
Common Stock                Bay Pond Partners, L.P. (together with its         243,200              7.66%
                            general partner, Wellington Hedge Management
                            Limited Partnership and its general partner
                            Wellington Hedge Management, Inc.)
                            75 State Street
                            Boston, MA  02109
===============================================================================================================


The Board of Directors has appointed Messrs. Brickman, Gossweiler, Mason and Miller to serve as the ESOP Administrative Committee. Associated Actuaries has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Under the ESOP, unallocated shares will be voted by the ESOP Trustee. No shares have yet been allocated under the ESOP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had, and is likely in the future to have, banking transactions in the ordinary course of its business with the Company's and the Bank's directors, executive officers and their affiliates (each a "related party" and collectively, the "related parties"). Past transactions were, and future transactions will be, on the same terms and conditions as are prevailing at the time such transactions occur for comparable transactions with unrelated borrowers. At September 30, 1996 and 1995, no loans were outstanding to the Company's or the Bank's directors, executive officers and their affiliates.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Consolidated financial statements of the Company as of September 30, 1996, 1995 and 1994 and the auditors' reports thereon, are included on page F-1.

     (2) None

     (3) Exhibits:

Exhibit No.       Description
-----------       ------------
   3.1            Certificate of Incorporation of the Registrant*

   3.2            Bylaws of the Registrant*

  10.1 Employment Agreement by and among 1st Bergen Bancorp, South Bergen Savings Bank and William M. Brickman*

  10.2 Employment Agreement by and among Albert E. Gossweiler, 1st Bergen Bancorp and South Bergen Savings Bank*

  10.3 Employment Agreement by and among Robert C. Maison, 1st Bergen Bancorp and South Bergen Savings Bank*

  10.4            South Bergen Savings Bank Employee Stock Ownership Plan*

  21              Subsidiaries of the Registrant**

  27              Financial Data Schedule**

-----------------

*     Incorporated by reference from Exhibits 3.1, 3.2, 10.1, 10.2, 10.3 and
      10.4 of the Registrant's Registration Statement on Form S-1 (Registration No. 33-80399).

**    Filed herewith.

     (b) Reports on Form 8-K.

     The Registrant has filed the following reports on Form 8-K during the quarter ended September 30, 1996.

DATE ITEM REPORTED

October 30, 1996

     Announcing Office of Thrift Supervision approval to implement Registrant's proposed stock repurchase program.

September 19, 1996

     Announcing that Registrant's Board of Directors had approved a stock repurchase program, subject to approval of the Office of Thrift Supervision.

July 25, 1996

     Announcing Registrant's third fiscal quarter 1996 earnings.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
1st Bergen Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of 1st Bergen Bancorp and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Bergen Bancorp and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in fiscal 1995.

                                               KPMG Peat Marwick LLP

Short Hills, New Jersey
October 28, 1996

                       1ST BERGEN BANC0RP AND SUBSIDIARIES


                 Consolidated Statements of Financial Condition

                           September 30, 1996 and 1995


                                    Assets                                       1996                1995
                                                                             ------------        ------------
Cash and due from banks .............................................        $  1,804,230        $  3,215,041
Interest-bearing deposits in other banks ............................           2,150,000           6,000,000
                                                                             ------------        ------------
        Total cash and cash equivalents .............................           3,954,230           9,215,041

Investment securities held to maturity, estimated
  market value of $41,941,561 in 1996 and
  $22,471,772 in 1995 (note 2) ......................................          42,384,809          22,666,332
Securities available for sale at market value
  (note 2) ..........................................................          19,449,252          25,008,563
Mortgage-backed securities held to maturity, net,
  estimated market value of $53,203,485 in 1996
  and $43,884,199 in 1995 (note 3) ..................................          53,829,204          44,154,005
Mortgage-backed securities available for sale
  (note 3) ..........................................................           2,835,010                --
Loans receivable, net (note 4) ......................................         118,505,395         113,555,926
Premises and equipment, net (note 6) ................................           2,702,131           2,698,110
Real estate owned, net ..............................................             712,769           1,070,982
Investments required by law - stock in the Federal
  Home Loan Bank of New York, at cost ...............................           1,487,200           1,446,500
Accrued interest and dividends receivable (note 5) ..................           1,398,514           1,162,651
Deferred income taxes (note 8) ......................................           1,842,294           1,988,535
Other assets ........................................................             675,022             199,924
                                                                             ------------        ------------
        Total assets ................................................        $249,775,830        $223,166,569
                                                                             ============        ============

                      Liabilities and Stockholderst Equity

Deposits (note 7) ...................................................         204,499,872         207,837,993
Advance payments by borrowers for taxes and
  insurance .........................................................             898,338             910,656
Accrued income taxes ................................................             229,152              78,734
Other liabilities ...................................................           1,507,187             164,886
                                                                             ------------        ------------
        Total liabilities ...........................................         207,134,549         208,992,269

Stockholders' equity:
  Preferred stock - authorized 2,000,000 shares;
    issued and outstanding - none ...................................                --                  --
  Common stock - no par value; 6,000,000 shares
    authorized; 3,174,000 shares in 1996 issued
    and outstanding .................................................                --                  --
  Additional paid-in capital ........................................          30,620,838                --
  Retained earnings (notes 8 and 12):
    Substantially restricted ........................................          15,590,256          15,420,814
    Net unrealized loss on securities available
      for sale, net of tax (notes 2, 3 and 8) .......................          (1,030,613)         (1,246,514)
    Less unallocated common stock acquired by the
      ESOP ..........................................................          (2,539,200)               --
                                                                             ------------        ------------
        Total stockholders' equity ..................................          42,641,281          14,174,300
                                                                             ------------        ------------
Commitments and contingencies (note 10)
                                                                             ------------        ------------
        Total liabilities and stockholders'
          equity ....................................................        $249,775,830        $223,166,569
                                                                             ============        ============

See accompanying notes to consolidated financial statements.

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended September 30, 1996, 1995 and 1994


                                                                  1996            1995            1994
                                                               -----------     -----------     -----------
Interest income:
  Loans ..................................................     $ 9,739,891     $10,329,298     $11,133,113
  Mortgage-backed securities held to
    maturity .............................................       3,273,900       2,323,057       2,019,268
  Mortgage-backed securities available
    for sale .............................................         108,843            --              --
  Investment securities held to maturity .................       2,865,679       1,139,720       2,478,717
  Securities available for sale ..........................         731,041       1,270,675            --
                                                               -----------     -----------     -----------
         Total interest income ...........................      16,719,354      15,062,750      15,631,098
                                                               -----------     -----------     -----------

Interest expense:
  Deposits (note 7) ......................................       9,310,339       7,814,749       6,801,790
  Advances from Federal Home Loan Bank
    of New York ..........................................             333         150,275            --
                                                               -----------     -----------     -----------
         Total interest expense ..........................       9,310,672       7,965,024       6,801,790
                                                               -----------     -----------     -----------

         Net interest income before
           provision for losses on loans .................       7,408,682       7,097,726       8,829,308

Provision for losses on loans (note 4) ...................         660,000       1,445,000       2,331,573
                                                               -----------     -----------     -----------
         Net interest income after provision
           for losses on loans ...........................       6,748,682       5,652,726       6,497,735
                                                               -----------     -----------     -----------

Non-interest income (loss):
  Loan fees and service charges ..........................          49,307          42,203          59,942
  Loss on sale of loans or securities ....................        (411,875)             (8)           --
  Other ..................................................         134,441         133,771          78,418
                                                               -----------     -----------     -----------
         Total non-interest income (loss) ................        (228,127)        175,966         138,360
                                                               -----------     -----------     -----------

Non-interest expense:
  Compensation and employee benefits
    (note 9) .............................................       2,314,196       2,255,646       2,203,631
  Occupancy ..............................................         273,392         246,917         257,468
  Equipment ..............................................         387,554         377,005         371,941
  Advertising ............................................         189,084         192,263         172,524
  Federal insurance premiums (note 11) ...................       1,670,002         453,494         511,842
  Net loss from real estate owned ........................         317,813         239,647         157,348
  Insurance and bond premium .............................         101,306         103,499         165,825
  Other expenses .........................................         848,427         830,348         704,339
                                                               -----------     -----------     -----------
         Total non-interest expense ......................       6,101,774       4,698,819       4,544,918
                                                               -----------     -----------     -----------

         Income before Federal and state
           income tax expense ............................         418,781       1,129,873       2,091,177

Federal and State income tax expense
  (note 8) ...............................................         153,895         441,210       1,031,706
                                                               -----------     -----------     -----------
         Net income ......................................     $   264,886     $   688,663     $ 1,059,471
                                                               ===========     ===========     ===========
         Earnings Per Share (Note 1) .....................             .03            --              --

See accompanying notes to consolidated financial statements.


                                                1ST BERGEN BANCORP AND SUBSIDIARIES

                                          Consolidated Statements of Stockholders' Equity

                                           Years ended September 30, 1996, 1995 and 1994


                                                                                           Net
                                                                                        unrealized
                                                                                         loss on        Unallocated
                                                                                        securities        Common
                                                          Additional                    available          stock          Total
                                                           paid-in        Retained      for sale,         acquired       retained
                                                           capital        earnings      net of tax        by ESOP        earnings
                                                          -----------    -----------    -----------     -----------     -----------

Balance at September 30, 1993 ......................      $      --      $13,672,680    $  (434,002)           --       $13,238,678
Net income .........................................             --        1,059,471           --              --         1,059,471
Net change in unrealized loss on securities
  available for sale, net of tax ...................             --             --         (526,735)           --          (526,735)
                                                          -----------    -----------    -----------     -----------     -----------
Balance at September 30, 1994 ......................             --       14,732,151       (960,737)           --        13,771,414

Net income .........................................             --          688,663           --              --           688,663
Cumulative effect of change in accounting -
  investments in debt and equity
  securities .......................................             --             --         (856,862)           --          (856,862)
Net change in unrealized loss on securities
  available for sale, net of tax ...................             --             --          571,085            --           571,085
                                                          -----------    -----------    -----------     -----------     -----------
Balance at September 30, 1995 ......................             --       15,420,814     (1,246,514)           --        14,174,300

Net proceeds from common stock offering ............       30,620,838           --             --              --        30,620,838
Common stock acquired by ESOP ......................             --             --             --        (2,539,200)     (2,539,200)
Net income .........................................             --          264,886           --              --           264,886
Cash dividend ......................................             --          (95,444)          --              --           (95,444)
Net change in unrealized loss on securities
  available for sale, net of tax ...................             --             --          215,901            --           215,901
                                                          -----------    -----------    -----------     -----------     -----------
Balance at September 30, 1996 ......................      $30,620,838    $15,590,256    $(1,030,613)    $(2,539,200)    $42,641,281
                                                          ===========    ===========    ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                       1ST BERGEN BANCORP AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1996, 1995 and 1994


                                                                             1996             1995              1994
                                                                         ------------      -----------      ------------
Cash flows from operating activities:
  Net income .......................................................     $    264,886      $   688,663      $  1,059,471
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for losses on loans ................................          660,000        1,445,000         2,331,573
      Net (gains) losses on sales of real
        estate owned ...............................................         (107,954)         (42,162)           55,412
      Net loss on sales of securities
        available for sale .........................................          411,875             --                --
      Depreciation .................................................          164,898          161,204           170,935
      Net amortization of premiums and
        discounts on mortgage-backed
        securities .................................................           71,782           79,491            87,186
      Net amortization of premiums and
        discounts on investment securities .........................          (33,701)         (12,140)          (10,377)
      Amortization of deferred loan fees ...........................           97,809          (22,294)          (36,863)
      Increase in accrued interest and
        dividends receivable .......................................         (235,863)         (44,906)         (379,477)
      Decrease in prepaid income taxes .............................             --               --           1,635,177
      (Increase) decrease in other assets ..........................         (379,654)         (34,006)          100,927
      Increase (decrease) in accrued income
        taxes payable ..............................................          439,023         (847,454)          926,188
      Increase (decrease) in other liabilities .....................        1,131,986          (30,755)           24,440
      Decrease (increase) in deferred income
        taxes ......................................................          146,241           (2,713)         (721,107)
                                                                         ------------      -----------      ------------
               Net cash provided by operating
                   activities ......................................        2,631,328        1,337,928         5,243,485
                                                                         ------------      -----------      ------------
Cash flows from investing activities:
  Purchases of mortgage-backed securities held
    to maturity ....................................................      (21,013,863)      (7,432,336)      (21,031,995)
  Purchases of mortgage-backed securities
    available for sale .............................................       (3,128,447)            --                --
  Principal repayments on mortgage-backed
    securities held to maturity ....................................       11,306,768        6,037,874         9,564,808
  Principal repayments on mortgage-backed
    securities available for sale ..................................          291,991             --                --
  Purchases of investment securities held to
    maturity .......................................................      (39,791,738)      (2,666,662)      (27,951,564)
  Purchases of securities available for sale .......................      (13,000,000)            --
  Purchases of loans ...............................................       (6,071,000)      (8,933,000)       (1,765,000)
  Maturities of investment securities held to
    maturity .......................................................       19,670,000             --                --
  Proceeds from the sale of loans ..................................             --             45,000         3,796,000
  Proceeds from sale of securities available for sale ..............       18,588,125             --                --
    for sale
  Net (increase) decrease in loans receivable ......................       (1,424,986)       8,053,234        19,762,564
  Additions to premises and equipment ..............................         (168,919)         (70,163)         (113,638)
  Proceeds from sales of real estate owned .........................        2,254,875          409,769           885,151
  (Purchases) redemption of Federal Home Loan
    Bank of New York stock .........................................          (40,700)         (96,800)          513,800
                                                                         ------------      -----------      ------------
               Net cash used in investing
                  activities .......................................      (32,527,894)      (4,653,084)      (16,339,874)
                                                                         ------------      -----------      ------------

                       1ST BERGEN BANCORP AND SUBSIDIARIES


                                                                             1996             1995              1994
                                                                         ------------      -----------      ------------
Cash flows from financing activities:
  Net proceeds from stock offering .................................     $ 30,620,838      $       --       $       --
  Net (decrease) increase in deposits ..............................       (3,338,121)        6,851,410       (2,542,728)
  Decrease in advance payments by borrowers for
    taxes and insurance ............................................          (12,318)         (204,165)        (502,158)
  Dividends paid ...................................................          (95,444)             --
  Purchase of shares by ESOP .......................................       (2,539,200)             --
                                                                         ------------      -----------      ------------
               Net cash provided by (used in)
                 financing activities ..............................       24,635,755         6,647,245       (3,044,886)
                                                                         ------------      -----------      ------------
               Net (decrease) increase in
                 cash and cash equivalents .........................       (5,260,811)        3,332,089      (14,141,275)
Cash and cash equivalents at beginning of year .....................        9,215,041         5,882,952       20,024,227
                                                                         ------------      -----------      ------------
Cash and cash equivalents at end of year ...........................     $  3,954,230      $  9,215,041     $  5,882,952
                                                                         ============      ============     ============
Cash paid during the year for:
  Federal and state income taxes ...................................     $       --        $  1,177,291     $    546,749
                                                                         ============      ============     ============
  Interest on deposits and advances ................................     $  9,326,384      $  7,833,832     $  6,824,860
                                                                         ============      ============     ============
Noncash investing and financing activities:
  Transfers to real estate owned ...................................     $  1,788,708      $  1,438,589     $       --
                                                                         ============      ============     ============
  Transfer of investments held to maturity to
     securities available for sale .................................     $       --        $ 24,883,810     $       --
                                                                         ============      ============     ============

See accompanying notes to consolidated financial statements.

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of 1st Bergen Bancorp (the Company) and its wholly-owned subsidiaries, South Bergen Savings Bank (the Bank) and South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    CHARTER CONVERSION

    On November 14, 1995, the Bank converted from a state mutual savings bank (South Bergen Savings and Loan Association) to a Federally chartered mutual savings bank called South Bergen Savings Bank.

    ORGANIZATION OF THE HOLDING COMPANY AND CONVERSION TO STOCK FORM OF
    OWNERSHIP

    On November 28, 1995, the Company was organized for the purpose of acquiring all of the capital stock of the Bank to be issued in the Bank's conversion from the mutual to stock form of ownership. On March 29, 1996, the Company completed an initial public offering. The offering resulted in the sale of 3,174,000 shares of common stock including the sale of 253,920 shares to the Bank's tax qualified Employee Stock Ownership Plan (the ESOP).

    LIQUIDATION RIGHTS OF DEPOSITORS

    The Conversion Plan adopted by the Bank provides for the establishment of a special "liquidation account" for the benefit of account holders in an amount equal to the retained earnings of the Bank as of September 30, 1995 ($14,174,300). Each account holder, if he were to continue to maintain his deposit account at the Bank, would be entitled, on a complete liquidation of the Bank after the Conversion, to an interest in the liquidation account prior to any payment to the stockholder of the Bank, but following all liquidation payments to creditors. Each account holder would have an initial interest in such liquidation account for each deposit account, including regular accounts, transaction accounts such as NOW accounts, money market deposit accounts, and certificates of deposit, with a balance of $50 or more held in the Bank on September 30, 1995. Each account holder will have a pro rata interest in the total liquidation account for each of his deposit accounts based on the proportion that the balance of each deposit account on September 30, 1995 bore to the balance of all deposit accounts in the Bank on such date.

    If, however, on any September 30 annual closing date of the Bank, commencing after September 30, 1995, the amount in any deposit account is less than the amount in such deposit account on September 30, 1995, or any other annual closing date, then the interest in the liquidation account relating to such


                                      F-7                           (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

    LIQUIDATION RIGHTS DEPOSITORS, CONT.

    deposit account would be reduced from time to time by the proportion of any such reduction, and such interest will cease to exist if such deposit account is closed. In addition, no interest in the liquidation account will ever be increased despite any subsequent increase in the related deposit account. Any assets remaining after the above liquidation rights of account holders are satisfied would be distributed to the Company as the sole stockholder of the Bank.

    BUSINESS

    The Bank provides a full range of banking services to individual and corporate customers through its three offices. Two are located in Bergen County and one in Passaic County. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities. South Bergen Financial Services, Inc. was incorporated to engage in the sale of annuity investment products.

    The following is a description of the significant accounting and reporting policies followed by the Company in preparing and presenting these consolidated financial statements.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from these estimates.

    Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in settlement of loans. In connection with the determination of the allowance for loan losses and valuation of real estate owned, management generally obtains independent appraisals for significant properties.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and interest-bearing deposits in other banks.

                                 F-8                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

    INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    On October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Accordingly, investment and mortgage-backed securities that are not categorized as either held to maturity or trading account are classified as securities available for sale. Securities available for sale include debt securities that are held for an indefinite period of time and are not intended to be held to maturity, as well as marketable equity securities. Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in retained earnings. Upon realization, such gains and losses will be included in earnings using the specific identification method. Gains and losses on sales of mutual fund shares are based upon the weighted average cost method. Management determines the appropriate classification of investment and mortgage-backed securities as either available for sale, held to maturity, or held for trading at the purchase date. Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Debt securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

    Mortgage-backed securities held to maturity are carried at the outstanding principal balance, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

    Trading account securities are adjusted to market value through earnings. There were no trading account securities outstanding at September 30, 1996 and 1995.

    The Company is required to maintain shares of stock in the Federal Home Loan Bank of New York (FHLB-NY) based on the Company's level of residential mortgage loans and mortgage-backed securities or outstanding advances from the FHLB-NY, whichever is larger. Such shares are carried at cost.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established through a provision for loan losses charged to income. Losses on loans are charged against the allowance when management believes the collectibility of principal is unlikely.

                                 F-9                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

    ALLOWANCE FOR LOAN LOSSES, CONT.

    Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is based upon factors such as individual loan characteristics, changes in composition and volume of the loan portfolio, economic conditions, and other factors that may warrant recognition in maintaining the allowance at a level sufficient to provide for estimated loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    LOANS

    Loans are stated at principal amounts outstanding, net of unearned discounts and net deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income as earned.

    Loan origination and commitment fees are netted against certain direct costs associated with the loan origination process with the net resulting amount accreted over the estimated life of the loan using the level-yield method as an adjustment to the loan's yield.

    Loans are generally placed on nonaccrual status when a loan becomes more than 90 days past due or it appears that interest is uncollectible. Previously accrued and unpaid interest is reversed when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. After principal and interest payments have been brought current and future collectibility is reasonably assured, loans are returned to accrual status.

    SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), were adopted prospectively by the Company on October 1, 1995. These statements address the accounting for impaired loans and specify how allowances for loan losses related to these impaired loans should be determined. The adoption of the statements did not affect the level of the overall allowance or the operating results. Income recognition and charge-off policies were not changed as a result of SFAS 114

                                F-10                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

    LOANS, CONT.

    and SFAS 118. The Company has defined the population of impaired loans to be all non-accrual and restructured commercial real estate loans, multi-family loans, land loans, and performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio. At September 30, 1996, the Company had impaired loans of $523,000 requiring a valuation allowance of $141,000 as defined by SFAS 114 and SFAS 118. Average impaired loans totaled $1.5 million for the year ended September 30, 1996.

    REAL ESTATE OWNED

    Real estate owned, acquired through foreclosure, is carried at the lower of estimated fair value or cost at the date of acquisition and at the lower of estimated fair value, less estimated costs to sell, or cost thereafter. Estimated fair value of the property is generally based on an appraisal. If appropriate, the Company maintains an allowance for other real estate losses for subsequent declines in estimated fair value. Gains and losses from sales of such properties are recognized as incurred. Certain costs incurred in preparing properties for sale are generally expensed as incurred.

    PREMISES AND EQUIPMENT

    Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    INCOME TAXES

    The Company accounts for income taxes through recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled (see note 8).

                                F-11                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

     EARNINGS PER SHARE

     The Company completed its initial public offering on March 29, 1996, and accordingly, per share data is not presented for any prior periods. Earnings per share for the year ended September 30, 1996 is $.03 and is calculated by dividing net income subsequent to the date of the public offering by the average shares outstanding from such date. The average shares outstanding for the purpose of this calculation is 2,920,080, which excludes unallocated ESOP Share.

 (2) INVESTMENT SECURITIES

     At September 30, 1996 and 1995, investment securities held to maturity and available for sale are summarized as follows:

                                                                                      1996
                                                        ------------------------------------------------------------------
                                                                             Gross           Gross              Estimated
                                                         Amortized         unrealized      unrealized             market
                                                            cost             gains           losses                value
                                                        -----------        ----------      ----------           ----------
Investments held to maturity--debt
  securities--U.S. Agency obligations ...............   $42,384,809         116,390          (559,638)          41,941,561
                                                        ===========         =======        ==========           ==========
Securities available for sale--marketable
  equity/debt securities:
    Prudential securities trust .....................     7,503,337           --             (891,430)           6,611,907
    U.S. Agency obligations .........................    13,000,000           --             (162,655)          12,837,345
                                                        -----------         -------        ----------           ----------
        Total securities available for sale .........   $20,503,337           --           (1,054,085)          19,449,252
                                                        ===========         =======        ==========           ==========


                                                                                      1995
                                                        ------------------------------------------------------------------
                                                                             Gross           Gross              Estimated
                                                         Amortized         unrealized      unrealized             market
                                                            cost             gains           losses                value
                                                        -----------        ----------      ----------           ----------
Investments held to maturity--debt
  securities--U.S. Agency obligations ...............   $22,666,332           7,783          (202,343)          22,471,772
                                                        ===========         =======        ==========           ==========
Securities available for sale--marketable
  equity/debt securities:
    Prudential securities trust .....................     7,503,337           --             (835,984)           6,667,353
    U.S. Agency obligations .........................    18,972,794           --             (631,584)          18,341,210
                                                        -----------         -------        ----------           ----------
        Total securities available for sale .........   $26,476,131           --           (1,467,568)          25,008,563
                                                        ===========         =======        ==========           ==========


                             F-12                                    (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (2) INVESTMENT SECURITIES, CONT.

     The cost and estimated fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations at par value without prepayment penalties.

                                                                  Estimated
                                                Amortized           market
                                                   cost             value
                                               -----------        ----------
     Investments held to maturity due in:
        Less than one year ...................  $4,000,104         3,996,240
        One to five years ....................   5,000,000         5,028,150
        Five to ten years ....................  26,951,783        26,601,090
        Over ten years .......................   6,432,922         6,316,081
                                               -----------        ----------
                                               $42,384,809        41,941,561
                                               ===========        ==========

     Investments available for sale due in:
        One to five years ....................  10,000,000         9,859,375
        Five to ten years ....................   3,000,000         2,977,970
                                               -----------        ----------
                                               $13,000,000        12,837,345
                                               ===========        ==========

     Proceeds from sales of investment securities available for sale and the realized gross losses from those sales were $18,588,125 and $(411,875), respectively, for the year ended September 30, 1996. There were no sales of investment securities during the years ended September 30, 1995 and 1994.

 (3) MORTGAGE-BACKED SECURITIES

     A summary of the carrying value and estimated market value of mortgage-backed securities held to maturity and available for sale at September 30. 1996 and 1995 is as follows:

                                                                                    1996
                                                           -------------------------------------------------------
                                                                             Gross         Gross         Estimated
                                                            Amortized      unrealized    unrealized       market
                                                               cost          gains         losses          value
                                                           -----------     ----------    ----------     ----------
Mortgage-backed securities held to maturity:
    FHLMC ..............................................   $32,837,372      131,353      (530,498)      32,438,227
    FNMA ...............................................     7,760,419       81,553      (152,595)       7,689,377
    GNMA ...............................................    13,231,413       13,664      (169,196)      13,075,881
                                                           -----------      -------      --------       ----------
          Total mortgage-backed securities
            held to maturity ...........................   $53,829,204      226,570      (852,289)      53,203,485
                                                           ===========      =======      ========       ==========
Mortgage-backed securities available
   for sale--FNMA ......................................   $ 2,889,828         --         (54,818)       2,835,010
                                                           ===========      =======      ========       ==========


                             F-13                                    (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (3) MORTGAGE-BACKED SECURITIES, CONT.

                                                                                    1995
                                                           -------------------------------------------------------
                                                                             Gross         Gross         Estimated
                                                            Amortized      unrealized    unrealized       market
                                                               cost          gains         losses          value
                                                           -----------     ----------    ----------     ----------
Mortgage-backed securities held to maturity:
    FHLMC .............................................    $38,604,765      177,031      (502,090)      38,279,706
    FNMA ..............................................      4,676,820       44,772          --          4,721,592
    GNMA ..............................................        872,420       16,763        (6,282)         882,901
                                                           -----------      -------      --------       ----------
          Total mortgage-backed securities
            held to maturity ..........................    $44,154,005      238,566      (508,372)      43,884,199
                                                           ===========      =======      ========       ==========


     There were no sales of mortgage-backed securities during the years ended September 30, 1996, 1995 and 1994.

     The amortized cost and market value of mortgage-backed securities at September 30, 1996 are shown below. The expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                 Estimated
                                                   Amortized      market
                                                     cost          value
                                                  -----------    ---------
       Mortgage-backed securities held
         to maturity:
           Less than one year ..................  $ 1,562,803    1,529,013
           One to five years ...................   18,789,709   18,311,475
           Five to ten years ...................    5,169,024    5,162,590
           Over ten years ......................   28,307,668   28,200,407
                                                  -----------    ---------
                                                  $53,829,204   53,203,485
                                                  ===========   ==========

       Mortgage-backed securities available
           for sale due in over ten years ......  $ 2,889,828    2,835,010
                                                  ===========    =========



                                      F-14
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (4) LOANS RECEIVABLE, NET

     A summary of loans receivable at September 30, 1996 and 1995 is as follows:

                                                         1996            1995
                                                     ------------    -----------
       First mortgage loans:
         One to four family .......................  $ 99,039,419     92,285,696
         Multi-family .............................     4,736,201      5,963,967
         Non-residential ..........................    10,367,904     14,012,038
                                                      ------------   -----------
            Total first mortgage loans ............   114,143,524    112,261,701
                                                      ------------   -----------
       Other loans:
         Automobile loans .........................        22,944          --
         Deposit account loans ....................       425,250        469,599
         Guaranteed student .......................        14,250         11,625
         Home equity lines of credit ..............     7,951,213      6,271,261
                                                     ------------    -----------
            Total other loans .....................     8,413,657      6,752,485
                                                     ------------    -----------
            Total loans ...........................   122,557,181    119,014,186
                                                     ------------    -----------
       Allowance for loan losses ..................     3,668,947      5,060,657
       Deferred loan fees .........................       382,839        397,603
                                                     ------------    -----------
                                                        4,051,786      5,458,260
                                                     ------------    -----------
                                                     $118,505,395    113,555,926
                                                     ============    ===========


     At September 30, 1996, 1995 and 1994, loans in the amount of $2,343,000, $7,363,000 and $9,014,000, respectively, were on nonaccrual status. If nonaccrual loans had continued to realize interest in accordance with their contractual terms, approximately $298,915, $554,000 and $590,615 of interest income would have been realized for the years ended September 30, 1996, 1995 and 1994, respectively.

     Interest income on nonaccrual loans included in net income amounted to $27,140, $78,573 and $216,400 for the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company was not committed to lend additional funds on any nonaccrual loans at September 30, 1996.

     At September 30, 1996 and 1995, loans to directors and officers amounted to $0 and $69,629, respectively.

                                      F-15
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (4) LOANS RECEIVABLE, NET, CONT.

     An analysis of the allowance for loan losses for the years ended September 30, 1996, 1995 and 1994 is as follows:

                                            1996           1995          1994
                                         ----------     ---------     ---------
     Balance at beginning of year .....  $5,060,657     5,045,363     2,954,441
     Provision charged to operations ..     660,000     1,445,000     2,331,573
     Loans charged off, net ...........  (2,051,710)   (1,429,706)     (240,651)
                                         ----------     ---------     ---------
     Balance at end of year ...........  $3,668,947     5,060,657     5,045,363
                                         ==========     =========     =========


     Included in loans charged off, net, are recoveries of $0, $146,000 and $114,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

 (5) ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

     A summary of accrued interest and dividends receivable at September 30, 1996 and 1995 is as follows:

                                                            1996         1995
                                                        ----------    ---------
     Loans, net of allowance for uncollected
       interest of $305,920 in 1996 and
       $1,212,039 in 1995 ...........................   $  467,103      382,462
     Mortgage-backed securities .....................      284,970      225,205
     Investment securities and other interest
       earning assets ...............................      646,441      554,984
                                                        ----------    ---------
                                                        $1,398,514    1,162,651
                                                        ==========    =========

 (6) PREMISES AND EQUIPMENT, NET

     A summary of premises and equipment at September 30, 1996 and 1995 is as follows:

                                                       1996             1995
                                                    ----------       ----------
        Land ....................................   $   71,875           71,875
        Buildings and improvements ..............    3,395,443        3,293,821
        Furnishings and equipment ...............      999,168          931,871
                                                    ----------       ----------
            Total ...............................    4,466,486        4,297,567

        Accumulated depreciation ................   (1,764,355)      (1,599,457)
                                                    ----------       ----------
                                                    $2,702,131        2,698,110
                                                    ==========       ==========

                                      F-16
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

 (7) DEPOSITS

     A summary of savings account deposit balances as of September 30, 1996 and 1995 is as follows:


                                      Stated                                              Stated
                                       rate                  1996              %           rate                 1995            %
                                   ------------          ------------       ------      ------------        ------------     ------
NOW accounts ....................      2.75%             $ 10,985,406         5.37         2.75%            $  9,748,325       4.69
Money market deposit accounts ...      3.00                20,975,632        10.26         3.00               22,528,154      10.84
Savings accounts ................      3.00                44,793,552        21.90         3.00               44,544,047      21.43
Club accounts ...................      3.00                 1,446,192          .71         3.00                1,531,923        .74
                                                         ------------       ------                          ------------     ------
                                                           78,200,782        38.24                            78,352,449      37.70
                                                         ------------       ------                          ------------     ------
Certificates of deposit .........  3.00 to 3.99               122,533          .06      3.00 to 3.99             911,086        .44
                                   4.00 to 4.99            26,432,649        12.93      4.00 to 4.99          27,785,495      13.37
                                   5.00 to 5.99            83,624,592        40.89      5.00 to 5.99          60,809,675      29.26
                                   6.00 to 6.99            15,617,832         7.64      6.00 to 6.99          39,316,530      18.92
                                   7.00 to 7.99               107,251          .05      7.00 to 7.99             235,598        .11
                                   8.00 and over               96,723          .05      8.00 and over            113,938        .05
                                   =============         ------------       ------      =============       ------------     ------
                                                          126,001,580        61.62                           129,172,322      62.15
                                                         ------------       ------                          ------------     ------
Accrued interest payable ........                             297,510          .14                               313,222        .15
                                                         ------------       ------                          ------------     ------
                                                         $204,499,872       100.00                          $207,837,993     100.00
                                                         ============       ======                          ============     ======

     The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled $5,004,397 and $5,352,744 at September 30, 1996 and 1995, respectively. The deposits of the Company are insured up to $100,000 by the Savings Association Insurance Fund which is administered by the Federal Deposit Insurance Corporation (FDIC) and is backed by the full faith and credit of the U.S. Government.

     At September 30, 1996 and 1995, certificates of deposit have scheduled maturities as follows:

                                                    1996          1995
                                                ------------   -----------
       One year or less ......................   $98,272,105    98,728,519
       One year to three years ...............    23,769,728    27,423,815
       Three years or more ...................     3,959,747     3,019,988
                                                ------------   -----------
                                                $126,001,580   129,172,322
                                                ============   ===========


                                      F-17
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (7) DEPOSITS, CONT.

     Interest expense on deposits for the years ended September 30, 1996, 1995 and 1994 consists of the following:

                                              1996         1995         1994
                                           ----------    ---------    ---------
        Certificates of deposit            $7,053,372    5,569,745    4,346,930
        Savings and club amounts            1,418,354    1,376,010    1,509,659
        NOW and money market amounts          838,613      868,994      945,201
                                           ----------    ---------    ---------
                                           $9,310,339    7,814,749    6,801,790
                                           ==========    =========    =========

 (8) INCOME TAXES

     If certain conditions were met, under tax law that existed prior to 1996, thrift institutions, in determining taxable income, were allowed a special bad debt deduction based on a percentage of taxable income before such deduction. The Company prepares and files its tax return on a calendar year basis. The Company used the experience method in preparing the Federal income tax return for calendar year 1995 and 1994. The tax bad debt reserve method was repealed for tax years beginning after 1995. As a result, the Company may no longer use the percentage of taxable income reserve method. A small thrift (one with $500 million or less in assets) is allowed to use either the specific charge-off method or the "bank" experience method of
     Section 585 of the Internal Revenue Code to compute its bad debt deduction.

     Upon repeal, the Company is generally required to recapture into income the portion of its bad debt reserve (other than supplemental reserves) that exceeds its base year (December 31, 1987) reserves. The recapture amount generally will be taken into income ratably (on a straight-line basis) over a six-year period. If the Company meets the residential loan requirement for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, the recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Company during the year at issue (1996 or 1997) is at least as much as the average principal amount of loans made during the six most recent years prior to 1996. Refinancing and home equity loans are excluded.

     The Company has not recognized a deferred tax liability of approximately $1,862,000 for bad debt reserves for tax purposes which arose in tax years beginning before December 31, 1987 (i.e., base year). A deferred tax


                                      F-18
                                                                     (Continued)

                      1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (8) INCOME TAXES, CONT.

     liability will be recognized if the Company expects that charges to the bad debt reserves, other than the losses on loans or recomputations of bad debt deductions resulting from operating loss carrybacks to prior years, would result in taxable income. The Company does not anticipate any such recognition in the foreseeable future.

     Income tax expense (benefit) is made up of the following components:

                                              1996        1995        1994
                                            --------    -------     ---------
       Current tax expense:
            Federal ......................  $117,269    411,162     1,632,016
            State ........................     5,028     32,761       120,797
                                            --------    -------     ---------
                                             122,297    443,923     1,752,813
                                            --------    -------     ---------
        Deferred tax expense (benefit):
            Federal ......................    28,964     (2,563)     (681,424)
            State ........................     2,634       (150)      (39,683)
                                            --------    -------     ---------
                                              31,598     (2,713)     (721,107)
                                            --------    -------     ---------
                                            $153,895    441,210     1,031,706
                                            ========    =======     =========

     A reconciliation between the effective income tax expense and the expected expense computed using the applicable statutory Federal income tax rate of 34% is as follows:

                                                    1996      1995      1994
                                                 --------   -------   ---------
Computed "expected" Federal income tax expense . $142,386 384,157 711,000 Increase (decrease) in taxes resulting from:
   New Jersey savings institution tax, net of
      Federal income tax effect ................    5,057    21,523      71,830
   Nondeductible expenses ......................     --        --       112,000
   Other items, net ............................    6,452    35,530     136,876
                                                 --------   -------   ---------
         Effective income tax expense .......... $153,895   441,210   1,031,706
                                                 ========   =======   =========

Effective tax rate .............................    36.75%    39.05%      49.34%
                                                    =====     =====       =====

                                      F-19
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (8) INCOME TAXES, CONT.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are as follows:

                                                             1996        1995
                                                          ----------  ---------
     Deferred tax assets:
         Allowance for losses on loans and real
           estate owned per books ......................  $1,350,906   1,820,824
        Accrued pension ................................       7,867        --
        SAIF assessment ................................     453,851        --
        Deferred loan fees .............................      87,201     135,620
        Accrued interest receivable ....................      11,027      33,692
        Unrealized loss on securities available for
          sale .........................................     399,205     514,054
                                                          ----------   ---------
              Total gross deferred tax assets ..........   2,310,057   2,504,190
         Less valuation allowance ......................     320,915     321,122
                                                          ----------   ---------
                Net deferred tax assets ................   1,989,142   2,183,068
                                                          ----------   ---------
     Deferred tax liabilities:
         Prepaid FDIC premium ..........................      45,139        --
         Prepaid pension ...............................        --        23,027
         Premises and equipment--differences in
           depreciation ................................     101,709     171,506
                                                          ----------   ---------
               Total gross deferred tax liabilities ....     146,848     194,533
                                                          ----------   ---------
                Net deferred tax asset .................  $1,842,294   1,988,535
                                                          ==========   =========

     A deferred tax benefit of $78,290 and $192,932 has been recorded directly through equity at September 30, 1996 and 1995, respectively. Such deferred tax benefits relate to the unrealized depreciation on debt and mortgage-backed securities available for sale. The deferred tax benefit related to the unrealized depreciation on marketable equity securities available for sale has been offset by the deferred tax valuation allowance due to uncertainties of generating capital gains to absorb such loss deductions.

                                      F-20
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (8) INCOME TAXES, CONT.

     Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the net deferred tax asset. However, there can be no assurance about the levels of future earnings.

 (9) BENEFIT PLANS

     The Company has a qualified, noncontributory defined benefit pension plan (the Plan) covering all eligible employees. Retirement benefits are based upon a formula utilizing years of service and average monthly compensation. It is the Company's policy to fund the Plan for the maximum amount that can be deducted for Federal income tax purposes, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements at September 30, 1996 and 1995:

                                                           1996         1995
                                                       -----------   ----------
     Actuarial present value of benefit
       obligation including vested benefits
       of $768,873 and $677,259 at September
       30, 1996 and 1995, respectively ..............  $   844,985      689,039
                                                       ===========   ==========
     Projected benefit obligation ...................   (1,212,683)  (1,036,199)
     Plan assets at fair value (primarily
       insurance contracts and time
       deposits with Banks) .........................      879,452      704,174
                                                       -----------   ----------
         Projected benefit obligation in excess of
           plan assets ..............................     (333,231)    (332,025)
     Unrecognized net loss ..........................      107,469      120,338
     Unrecognized net transition obligation .........      149,958      160,670
     Unrecognized prior service cost ................      (18,468)     (20,776)
                                                       -----------   ----------
         Accrued pension cost .......................  $   (94,272)     (71,793)
                                                       ===========   ==========


                                      F-21
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995



 (9) BENEFIT PLANS, CONT.

     Net periodic pension cost includes the following components for the years ended September 30, 1996, 1995 and 1994:

                                                 1996         1995        1994
                                               --------     -------     -------
        Service cost ........................  $125,202     117,080      85,559
        Interest cost .......................    75,874      68,307      60,924
        Return on plan assets ...............   (43,104)    (37,995)    (65,295)
        Net amortization and deferral .......    (3,224)     (2,092)     34,067
                                               --------     -------     -------
            Net periodic pension cost .......  $154,748     145,300     115,255
                                               ========     =======     =======

     The discount rate and rate of increase in future compensation levels used in computing the net periodic pension cost were 7.5% and 4.5%, respectively, for 1996, 1995 and 1994. The expected long-term rate of return on assets was 7.5% in 1996, 1995 and 1994.

     In connection with the conversion from a mutual to a capital stock form, the Company established the ESOP for the benefit of the employees of the Company. The ESOP purchased 253,920 shares, or 8% of the total stock sold in the subscription, for $2,539,200 financed by a loan from the Company.

     The ESOP was effective upon completion of the conversion. Full-time employees of the Company or the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained the age of 21 are eligible to participate in the ESOP. At September 30, 1996, no ESOP shares have been allocated. The loan to the ESOP will be repaid principally from the Company's discretionary contributions to the ESOP over a period of ten years beginning on December 31, 1997. The collateral for the loan will be the common stock purchased by the ESOP that has not been committed for release. As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

(10) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK COMMITMENTS COMMITMENTS

     The Company is party to financial instruments and commitments with off-balance-sheet credit risk in the normal course of business. These financial instruments and commitments include unused home equity lines of credit, commitments to extend credit, and commitments to purchase securities. These commitments and instruments involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements.

                                      F-22
                                                                     (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(10) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

    The Company's maximum exposure to credit losses in the event of nonperformance by the other party to these financial instruments and commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for financial instruments recorded in the consolidated statements of financial condition.

    At September 30, 1996, financial instruments and commitments whose contractual amounts represent off-balance-sheet credit risk are comprised of unused home equity lines of credit, primarily floating-rate, totaling $4.9 million. At September 30, 1996, the Company had commitments to purchase loans totaling $2 million and commitments to originate loans of $2.4 million.

    CONTINGENCIES

    In the normal course of business, there are various outstanding legal proceedings, claims, commitments and contingent liabilities such as commitments to extend credit which are not included in the accompanying consolidated financial statements. In the opinion of management, the financial position, results of operations or liquidity of the Company will not be materially affected by the outcome of such legal proceedings and claims or by such commitments and contingent liabilities.

    CONCENTRATIONS OF CREDIT RISK

    A substantial portion of the Company's loans are one-to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate market conditions.

(11) RECAPITALIZATION OF SAVINGS INSTITUTION INSURANCE FUND (SAIF)

    On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund
    (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in the fourth quarter and is tax deductible. The Bank took a charge of $1.3 million before tax-effect, as a result of the FDIC special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.

                                F-23                                (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(11) RECAPITALIZATION OF SAVINGS INSTITUTION INSURANCE FUND (SAIF), CONT.

    Beginning on January 1, 1997, BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points on SAIF-insured deposits, and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000, or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

    The FDIC has recently proposed to lower SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

(12) REGULATORY MATTERS

    Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1996, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 3.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

    Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

    The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings, and other factors.

                                F-24                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995





(12) REGULATORY MATTERS, CONT.

     Management believes that, as of September 30. 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action guidelines. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.


     The following is a summary of the Bank's actual capital amounts and ratios as of September 30, 1996 and 1995, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.


                                                                                                  To be well
                                                                               For                capitalized
                                                                             capital              under prompt
                                                                             adequacy              correction
                                                      Actual                purposes                 action
                                                -----------------       -----------------       -----------------
                                                Amount      Ratio       Amount      Ratio       Amount     Ratio
                                                -------     -----       ------      -----       -------    ------
As of September 30, 1996:
  Tangible capital ........................     $27,766     11.1%       $3,308       1.5%       $ 3,308      1.5%
  Core capital ............................      27,766     11.1         6,616       3.0         11,026      5.0
  Tier 1 risk-based capital ...............      27,766     27.5         4,035       4.0          6,053      6.0
  Risk-based capital ......................      29,044     28.8         5,674       8.0         11,227     10.0

As of September 30, 1995:
  Tangible capital ........................      14,585      6.5         3,347       1.5          3,347      1.5
  Core capital ............................      14,585      6.5         6,695       3.0         11,151      5.0
  Tier 1 risk-based capital ...............      14,585     14.0         4,175       4.0          6,263      6.0
  Risk-based capital ......................      15,854     15.2         8,350       8.0         10,437     10.0


     OTS regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as cash dividends and payments to repurchase or otherwise acquire shares. Because of the Bank's regulatory capital requirements approximately $12,200,000 of its retained earnings is unavailable for distribution to the Company.

                                      F-25                           (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(13) STOCK REPURCHASE PROGRAM

    On September 19, 1996, the Company announced that the Board of Directors had approved a 5% stock repurchase program. As of September 30, 1996, no shares have been repurchased.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS
    107), requires the Company to disclose in the notes to consolidated financial statements the fair value of financial assets and liabilities for which it is practicable to estimate fair value. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

    CASH AND CASH EQUIVALENTS

    For cash and due from banks and interest-bearing deposits, the carrying amount approximates fair value.

    INVESTMENT, MORTGAGE-BACKED SECURITIES AND SECURITIES AVAILABLE FOR SALE

    The fair value of investment securities and mortgage-backed securities is estimated based on bid quotations received from securities dealers.

    FEDERAL HOME LOAN BANK OF NEW YORK STOCK

    The fair value for FHLB-NY stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans.

    LOANS

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, home equity and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and nonperforming categories.

    Fair value of performing loans was estimated using the quoted market prices for similar loans, adjusted for differences in loan characteristics, if applicable.

                                F-26                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995





(14) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONT.

     Loans, cont.

     Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans.

     Deposit Liabilities

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit

     Fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements. Fair market value approximates the contract amount.

     The estimated fair values of the Company's financial instruments as of September 30, 1996 and 1995 are presented in the following tables.


                                                                      1996                              1995
                                                          ----------------------------      -----------------------------
                                                           Book value       Fair value       Book value       Fair value
                                                          ------------     ------------     ------------     ------------
Financial assets:
  Cash and cash equivalents ......................        $  3,954,230     $  3,954,230     $  9,215,041     $  9,215,041
  Investment securities held to
    maturity .....................................          42,384,809       41,941,561       22,666,332       22,471,772
  Mortgage-backed securities
    held to maturity .............................          53,829,204       53,203,485       44,154,005       43,884,199
  Securities available for sale ..................          19,449,252       19,449,252       25,008,563       25,008,563
  Mortgage-backed securities
    available for sale ...........................           2,835,010        2,835,010             --               --
  Loans ..........................................         118,505,395      118,911,000      113,555,926      114,072,000
  Federal Home Loan Bank of New
    York stock ...................................           1,487,200        1,487,200        1,446,500        1,446,500
  Financial liabilities - deposits ...............         204,499,872      204,615,782      207,837,993      208,236,636
                                                           ===========      ===========      ===========      ===========



                                      F-27                           (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONT.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(15) PARENT COMPANY ONLY

    At fiscal year end 1996, 1st Bergen Bancorp (Parent only), which was formed in November 1995, has two subsidiaries: South Bergen Savings Bank and South Bergen Financial Services, Inc. The earnings of the subsidiaries are recognized by the Parent Company using the equity method of accounting. Accordingly, subsidiaries' dividends paid reduce the Parent Company's investment in the subsidiaries. The following information should be read in conjunction with other notes to the consolidated financial statements. Condensed financial statements of the parent company at September 30, 1996 and for the period March 29, 1996 (conversion date) to September 30, 1996 are presented below:

                            CONDENSED BALANCE SHEET


                                     Assets
                                     ------

       Cash on hand and in banks .................     $12,848,706
       Investment in subsidiaries ................      27,364,569
       Loan to ESOP Plan .........................       2,539,200
                                                       -----------
          Total assets ...........................     $42,752,475
                                                       ===========

                                F-28                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995


(15) PARENT COMPANY ONLY, CONT.


                       CONDENSED BALANCE SHEET, CONTINUED

                                   LIABILITIES

  Liabilities ............................................      $   111,194
  Stockholders' equity ...................................       42,641,281
                                                                -----------
    Total liabilities and stockholders' equity ...........      $42,752,475
                                                                ===========

                          CONDENSED STATEMENT OF INCOME

  Equity in undistributed earnings of subsidiaries .......        $103,750
  Other expenses .........................................          15,750
                                                                  --------
        Net income .......................................        $ 88,000
                                                                  ========



                        CONDENSED STATEMENT OF CASH FLOWS

Cash flows from operating activities:
  Net income ..................................................   $     88,000
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed earnings of subsidiaries ........       (103,750)
    Change in other liabilities ...............................        111,194
                                                                  ------------
        Net cash provided by operating activities .............         95,444
                                                                  ------------
Cash flows from investing activities -
  investment in subsidiaries ..................................    (15,232,932)

Cash flows from financing activities:
  Net proceeds from stock offering, net of ESOP
    shares purchased ..........................................     28,081,638
  Dividends paid ..............................................        (95,444)
                                                                  ------------
        Net cash provided by investing activities .............     27,986,194
                                                                  ------------
        Net change in cash and cash equivalents ...............     12,848,706
                                                                  ------------
Cash and cash equivalents at beginning of period ..............           --
                                                                  ------------
Cash and cash equivalents at end of period ....................   $ 12,848,706
                                                                  ============


                                      F-29                          (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(16)     RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), was issued by the FASB in May 1995. SFAS 122 amends certain provisions of SFAS 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS 122 generally would require a mortgage-banking enterprise that purchases or originates loans to allocate the cost of acquiring those loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values.

    Any costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management has determined that the adoption of SFAS 122 will not have a material impact on the Company's consolidated financial statements.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting and reporting standards for stock-based employees' compensation. SFAS 123 encourages all entities to adopt the "fair value based method" of accounting for employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost under such plans using the "intrinsic value based method." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, usually the vesting period. Fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most stock plans have no intrinsic value at date of grant, and under previous accounting guidance, no compensation cost was to be recognized.

    The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to continue accounting for compensation cost under the intrinsic value based method and will provide the required pro forma disclosures for all awards that may be granted after September 30, 1996. Such disclosures include net income and earnings per share as if the fair value based method of accounting had been applied.

                                F-30                                (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(16) RECENT ACCOUNTING PRONOUNCEMENTS, CONT.

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
    125). SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of the statement is not expected to have a material effect on the Company's financial condition or results of operations.

(17) SUBSEQUENT EVENT (UNAUDITED)

    On November 22, 1996, the Company held a special meeting of shareholders. At the meeting the shareholders ratified the Incentive Stock Option Plan, the Stock Option Plan for Outside Directors, the Recognition and Retention Plan for Executive Officers and Employees, and the Recognition and Retention Plan for Outside Directors.

    The Incentive Stock Option Plan provides for 222,180 common shares which may be granted to key employees of the Company. The options are subject to a five year vesting schedule with 20% of the options vesting each year. The Incentive Stock Option Plan authorizes the grant of options that may be either options that qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986 (the Code), as amended, or options that do not qualify. Subject to regulatory approval of the plan, the Company intends to grant 158,700 options to key employees at an exercise price to be determined.

    The Stock Option Plan for Outside Directors provides for 95,220 common shares which may be granted to members of the Board of Directors, who are not employees of the Company. The options are intended to become exercisable in five equal annual installments commencing one year from the date of grant. Subject to regulatory approval of the plan, the Company intends to grant 15,870 options to each member of the Board of Directors at an exercise price to be determined.

    The Recognition and Retention Plan for Executive Officers and Employees
    (RRP) was adopted as a method of providing executive officers an incentive designed to encourage such persons to promote the growth and profitability of the Company and to remain employed with the Company. The RRP is a

                                F-31                                 (Continued)

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995


(17) SUBSEQUENT EVENT (UNAUDITED), CONT.

     non-qualified plan under ERISA. The shares awarded vest in five equal annual installments commencing one year from the date of grant. The RRP authorizes the granting of plan share awards up to 88,872 shares of common stock. Subject to regulatory approval of the RRP, the Company intends to grant 63,480 shares to key employees.

     The Recognition and Retention Plan for Outside Directors (Directors' RRP) was adopted as a method of providing outside directors an incentive designed to encourage such persons to promote the growth and profitability of the Company. The Directors' RRP is a non-qualified plan under ERISA. The shares are intended to vest in five equal annual installments commencing one year from the date of grant. The Directors' RRP authorizes the granting of plan share awards up to 38,088 shares of common stock. Subject to regulatory approval of the Directors' RRP, the Company intends to grant 6,348 shares to each member of the Board of Directors.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains quarterly financial data for the years ended September 30, 1996 and 1995 (dollars in thousands).

                                                                   First      Second       Third      Fourth
                                                                  quarter     quarter     quarter     quarter     Total
                                                                   ------     ------      ------      ------     -------
Year ended September 30, 1996:
  Interest income ............................................     $3,976     $3,999      $4,356      $4,388     $16,719
  Interest expense ...........................................      2,358      2,359       2,346       2,247       9,310
                                                                   ------     ------      ------      ------     -------
      Net interest income before provision
        for loan losses ......................................      1,618      1,640       2,010       2,141       7,409
  Provision for loan losses ..................................         60        125         150         325         660
                                                                   ------     ------      ------      ------     -------
      Net interest income after provision
        for loan losses ......................................      1,558      1,515       1,860       1,816       6,749
  Non-interest income (loss) .................................       (369)        46          56          39        (228)
  Non-interest expense .......................................      1,233      1,237       1,145       2,487       6,102
                                                                   ------     ------      ------      ------     -------
      Net income (loss) before tax expense (benefit) .........        (44)       324         771        (632)        419
  Federal and state income tax expense (benefit) .............        (14)       117         277        (226)        154
                                                                   ------     ------      ------      ------     -------
      Net income (loss) ......................................     $  (30)    $  207      $  494      $ (406)    $   265
                                                                   ======     ======      ======      ======     =======

                       1ST BERGEN BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995


(18) QUARTERLY FINANCIAL DATA (UNAUDITED), CONT.


                                                                   First      Second       Third      Fourth
                                                                  quarter     quarter     quarter     quarter     Total
                                                                   ------     ------      ------      ------     -------
Year ended September 30, 1995:
  Interest income ............................................     $3,764     $3,786      $3,724      $3,789     $15,063
  Interest expense ...........................................      1,744      1,869       2,061       2,291       7,965
                                                                   ------     ------      ------      ------     -------
      Net interest income before provision
        for loan losses ......................................      2,020      1,917       1,663       1,498       7,098
  Provision for loan losses ..................................        500        301         276         368       1,445
                                                                   ------     ------      ------      ------     -------
      Net interest income after provision
        for loan losses ......................................      1,520      1,616       1,387       1,130       5,653
  Non-interest income ........................................         35         32          46          63         176
  Non-interest expense .......................................      1,186      1,221       1,175       1,117       4,699
                                                                   ------     ------      ------      ------     -------
      Net income before taxes ................................        369        427         258          76       1,130
  Federal and state income taxes .............................        168        226          93         (46)        441
                                                                   ------     ------      ------      ------     -------
      Net income .............................................     $  201     $  201      $  165      $  122     $   689
                                                                   ======     ======      ======      ======     =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Wood-Ridge, State of New Jersey on December 20, 1996.

                                            1ST BERGEN BANCORP

                                            By:   /s/ WILLIAM M. BRICKMAN
                                                -------------------------------
                                                  William M. Brickman,
                                                  President and Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


Name                                Title                                     Date
----                                -----                                     ----

/s/ WILLIAM M. BRICKMAN             President and Chief                      December 20, 1996
--------------------------          Executive Officer
William M. Brickman

/s/ ALBERT E. GOSSWEILER            Executive Vice President and Chief       December 20, 1996
------------------------            Financial Officer
Albert E. Gossweiler

/s/ JAMES W. MASON                  Chairman and Director                    December 20, 1996
-----------------------
James W. Mason

/s/ BERNARD LEUNG                   Director                                 December 20, 1996
-----------------------
Bernard Leung, M.D.

/s/ ROBERT C. MILLER                Director                                 December 20, 1996
-----------------------
Robert C. Miller

/s/ ROBERT O'NEILL                  Director                                 December 20, 1996
-----------------------
Robert O'Neill


/s/ RICHARD MASCH                   Director                                 December 20, 1996
-----------------------
Richard Masch



-----------------------             Director
Kathleen Fisher

                                INDEX TO EXHIBITS

Exhibit No.                                         Description
-----------                                         -----------
   21                                      Subsidiary of 1st Bergen Bancorp

   27                                      Financial Data Schedule