Form 10-Q
period 1996-12-31
1ST BERGEN BANCORP
filed 1997-02-14
CIK 1005016

Form 10-Q

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM OCTOBER 1,1996 TO DECEMBER 31, 1996

                               1St Bergen Bancorp
--------------------------------------------------------------------------------
              (Exact name of registrant as specific in its charter)


               New Jersey                                        22-3409845
--------------------------------------------------------------------------------
State or other juridiction of Incorporation                      IRS Employer
            or Organization                                   Identification No.


                   250 Valley Boulevard, Wood-Ridge, NJ 07075
--------------------------------------------------------------------------------
                     Address of Principal Executive Offices


                                 (201) 939-3400
--------------------------------------------------------------------------------
                           Registrant's Telephone No.


                                 Not Applicable
--------------------------------------------------------------------------------
       Former Name, Address, and Fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                         Yes (X)            No ( )


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practible date.

     Class                                              Outstanding at December
-----------------                                       -----------------------
 Common Stock                                              3,015,300 shares

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1996          1996
                                                     (UNAUDITED)
                                                    -------------  -------------
ASSETS:

      Cash and due from banks                          $  5,231      $  1,804
      Interest-bearing deposits in other banks            2,500         2,150
                                                       --------      --------

   Total Cash and cash equivalents                        7,731         3,954

      Investment securities held to maturity             33,136        42,385
      MBS securities held to maturity                    51,769        53,829
      Investment securities available for sale           19,604        19,449
      MBS securities available for sale                   2,817         2,835
      Loans receivable                                  123,825       118,506
      Premises and equipment                              2,699         2,702
      Real estate owned                                     537           713
      FHLB stock                                          1,487         1,487
      Accrued interest and dividends receivable           1,466         1,399
      Deferred income taxes                               1,817         1,842
      Other assets                                          185           675
                                                       --------      --------

TOTAL ASSETS                                           $247,073      $249,776
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Deposits                                         $204,154      $204,500
      Escrow                                                932           899
      Accrued income taxes                                  592           229
      Other liabilities                                     160         1,507
                                                       --------      --------

TOTAL LIABILITIES                                       205,838       207,135

TOTAL STOCKHOLDERS' EQUITY                               41,235        42,641
                                                       --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $247,073      $249,776
                                                       ========      ========


           See accompanying notes to consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ------------------
                                                                1996      1995
                                                              -------   -------
INTEREST INCOME
      Interest on loans                                       $ 2,591   $ 2,522
      Interest on mortgage-backed securities-HTM                  842       720
      Interest on mortgage-backed securities-AFS                   44         0
      Interest on investment securities held to maturity          714       635
      Interest on securities available for sale                   304        99
                                                              -------   -------

      Total interest income                                     4,495     3,976

INTEREST EXPENSE
      Deposits                                                  2,220     2,358
                                                              -------   -------

      Total interest expense                                    2,220     2,358

NET INTEREST INCOME                                             2,275     1,618

      Provision for loan losses                                   125        60
                                                              -------   -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                 2,150     1,558

NON-INTEREST INCOME:
      Loan fees and service charges                                47        49
      Annuity Commissions                                           6         0
      Other income                                                  4         2
                                                              -------   -------

      Total other income                                           57        51

NON-INTEREST EXPENSE:
      Compensation and employee benefits                          686       591
      Commission expense                                            1         0
      Occupancy expense                                            70        62
      Equipment                                                   106        96
      Advertising                                                  55        53
      Loss on sale of securities                                    0       412
      Federal deposit insurance premiums                           98       115
      Net loss from real estate owned                              50       107
      Insurance and bond premiums                                  28        26
      Other                                                       373       190
                                                              -------   -------

      Total non-interest expense                                1,467     1,652

      Income (loss) before income taxes                           740       (43)

      Federal and state tax expense (benefit)                     278       (14)
                                                              -------   -------

            Net Income (loss)                                 $   462   $   (29)
                                                              =======   =======


           See accompanying notes to consolidated financial statementS

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                      DECEMBER 31
                                                                                 --------------------
                                                                                   1996        1995
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $    462    $    (29)
Adjustments to reconcile net income to net cash provided
by operating activities

      Provision for loan loss                                                         125          60
      Net gain on sales of real estate owned                                           (2)         (9)
      Depreciation of premises and equipment                                           45          41
      Net accretion of premiums and amortization of discounts                         (12)         (8)
      Net loss on sales of securities available for sale                                0         412
      Net loss on sale of loans                                                       580        --
      Net increase in deferred loan fees                                                2          23
      Decrease (increase) in interest and dividends receivable                        (67)        122
      Increase in other assets                                                        490        (375)
      Increase in other liabilities                                                (1,347)        (31)
      Increase in deferred income taxes                                                14        (284)
      Increase in income taxes payable                                                363         271
                                                                                 --------    --------
        Net cash provided by operating activities                                $    653    $    193
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease (increase) in loans receivable                                $(3,496)     $ 3,497
      Purchases of investment securities held to maturity                            --        (9,843)
      Proceeds from sales of real estate owned                                        102          79
      Purchases of mortgage-backed securities held to maturity                          0     (13,098)
      Investment securities held to maturity called                                 9,000       3,000
      Principle payments on investment securities held to maturity                    250        --
      Principle payments on mortgage-backed securities held to maturity             2,048       2,361
      Proceeds from sales of securities available for sale                           --        18,589
      Proceeds from sale of loans                                                     675        --
      Principle payments on mortgage-backed securities - AFS                           18        --
      Purchases of premises and equipment                                             (42)        (13)
      Purchases of loans                                                           (3,129)       --
                                                                                 --------    --------
        Net cash provided by investing activities                                $  5,426    $  4,572
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                        $   (346)   $  1,376
      Purchase of treasury stock                                                   (1,894)       --
      Net increase (decrease) in advances by borrowers (taxes&insurance)               33        (229)
      Dividends paid                                                                  (95)       --
                                                                                 --------    --------
            Net cash (used in) provided by financing activities                    (2,302)      1,147
            Net increase (decrease) in cash and cash equivalents                    3,777       5,912
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                            3,954       9,215
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                               $  7,731    $ 15,127
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                                    2,218       2,353
        Income taxes                                                                 --          --

      Non-cash investing and financing activities:
        Transfer of loans to real estate owned                                   $     76    $    925
        Transfer of investments held to maturity to securities
          available for sale                                                         --      $ 19,000

           See accompanying notes to consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The Consolidated Financial Statements include the accounts of 1st Bergen Bancorp, (the Company) and its wholly owned subsidiary South Bergen Savings Bank, (the Bank), and the Bank's wholly owned subsidiary South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of banking services to individuals and corporate customers through its branch system consisting of two offices in Bergen County and one in Passaic County. Offices in Morris and Monmouth counties are scheduled to open in March and April, respectively. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to form 10Q and Article 10 of Regulations S-X for the Company and its subsidiary.

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three month period ended December 31, 1996.

2.    ORGANIZATION OF THE HOLDING COMPANY AND CONVERSION TO STOCK FORM OF
      OWNERSHIP

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

3.    NET INCOME PER SHARE

      The Company earned 16 cents per share for the quarter ended December 31, 1996. The Company completed its initial public offering on March 29, 1996, and accordingly, per share data is not applicable for the quarter ended December 31, 1995.

4.    STOCKHOLDERS' EQUITY

      The components of stockholders' equity were as follows:

                                                                  (dollars in thousands)
                                                          December 31, 1996      September 30, 1996
                                                          -----------------      ------------------
      Preferred Stock, no par value, 2,000,000 shares
        authorized:  No shares issued                              --                   --

      Common Stock, no par value, 6,000,000 shares
        authorized: 3,174,000 shares issued                     $30,621               $30,621
        (3,015,300) shares outstanding)

      Retained earnings, substantially restricted                15,957                15,590

      Unearned ESOP Shares                                       (2,539)               (2,539)

      Net unrealized loss on securities available for sale,
        net of tax                                                 (910)               (1,031)

      Treasury stock at cost (158,700 shares)                    (1,894)                    0
                                                                -------                ------

      Total stockholders' equity                                $41,235               $42,641
                                                                =======               =======


5.    NON PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSS.

      Non-performing loans were as follows:

                                                                  (dollars in thousands)
                                                          December 31, 1996      September 30, 1996
                                                          -----------------      ------------------
      Loans delinquent 90 days or more
      and other non-performing loans.                           $1,522                $2,343

      Loans delinquent 90 days or more and other
      non-performing loans as a percentage of gross loans         1.20%                1.91%

      An analysis of the allowance for loan losses for the three month periods ended December 31, 1996 and 1995 follows:

                                                                  (dollars in thousands)
                                                          December 31, 1996      September 30, 1995
                                                          -----------------      ------------------
      Balance at the beginning of the period                    $3,669                $5,061

      Provision charged to operations                              125                    60

      Charge-offs, net                                             668                   374
                                                                ------                ------

      Balance at end of period                                  $3,126                $4,747
                                                                ======                ======

                         1ST BERGEN BANCORP SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the quarter ended December 31, 1996 of $462,000 compared to a loss of ($29,000) for the same period last year and an increase of 11.0% over the $416,000 earned for the prior quarter before a one time non-recurring FDIC special assessment to recapitalize the Savings Association Insurance Fund
(SAIF), as mandated by Congress. The $491,000 increase in earnings over the prior year is primarily attributable to an increase in net interest income of $657,000 partially offset by a $65,000 increase in the provision for loan losses, a decrease in non-interest expense of $185,000 and an increase in tax expense of $292,000. The increase in earnings over the prior quarter is primarily attributable to a $135,000 increase in net interest income.

The Company earned 16 cents per share for the quarter ended December 31, 1996 compared to 13 cents per share for the prior quarter. The Company completed its initial public offering on March 29, 1996, and accordingly, per share data is not applicable for the quarter ended December 31, 1995.

ASSETS AND LIABILITIES

Total assets increased $2.7 million, or 1.1%, to $247.1 million at December 31, 1996 from $249.8 million at September 30, 1996. Cash and cash equivalents increased $3.8 million, or 95.5%, to $7.7 million as of December 31, 1996 from $4.0 million at September 30, 1996, primarily due to funds from maturing securities in excess of loan demand. Funds from these maturities and amortizations in excess of loan demand, were invested in short term cash equivalents pending deployment. These funds will be used to fund loan commitments and security purchases. Loans receivable increased $5.3 million, or 4.5%, to $123.8 million at December 31, 1996 from $118.5 million at September 30, 1996. The increase in loans receivable, net, resulted from the purchase of $3.1 million in loans and originations of $5.4 million. Investment securities held to maturity decreased $9.2 million, or 21.8%, to $33.1 million at December 31, 1996 from $42.4 million at September 30, 1996. Mortgage-backed securities held to maturity decreased $2.1 million, or 3.8% to $51.8 million at December 31, 1996 from $53.8 million at September 30, 1996. The decrease in investment securities held to maturity and mortgage-backed securities held to maturity was due to the maturity of investment securities and normal amortization.

Securities and mortgage-backed securities available for sale net increased $137,000, or .61%, due to an improvement in the market price of the available for sale portfolio.

Deposits remained relatively stable at $204.2 million at December 31, 1996 compared to $204.5 million at September 30, 1996.

The Bank has approved branch locations in Morris and Monmouth counties that are scheduled to open during the first half of 1997. The Morris county office, located at 339 Route 202, Montville is scheduled to open in March, 1997 and a late second quarter 1997 opening is planned for the Monmouth county office in the ACME Shopping Center, Newman Springs Road in the Lincroft section of Middletown Township.

STOCKHOLDERS EQUITY

Stockholders equity decreased $1.4 million, or 3.3%, to $41.2 million at December 31, 1996 from $42.6 million at September 30, 1996. The decrease in stockholders equity is due to the repurchase of 158,700 shares of the Company's common stock for a purchase price of $1,894,481, as the Company completed a Board approved 5% stock buyback. This decrease was partially offset by net income of $462,000 for the quarter ended December 31, 1996.

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

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At December 31, 1996, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $ 53.5 million, or 21.7% of total assets. This amount includes $19.7 million scheduled to mature within one year, which represented 8.0% of total assets and 9.7% of total deposits at December 31, 1996.

At December 31, 1996, the Company had commitments to originate loans totalling $2.6 million, commitments to purchase loans of $705,000 and outstanding unused lines of credit of $4.8 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core, Tier 1 and risk-based capital requirements. As of December 31, 1996, the Bank exceeded all regulatory capital requirements. The Bank's capital levels as of December 31, 1996 are as follows:

                                                                      To be well capitalized
                                                     For capital          under prompt
                                   Actual          adequacy purpose      correction action
                              ----------------     -----------------  -----------------------
                               Amount    Ratio     Amount      Ratio     Amount       Ratio
                               ------    -----     ------      -----     ------       -----
As of December 31, 1996:

Tangible capital              $28,151    11.4%      $3,712      1.5%      $3,712      1.5%

Core capital                   28,151    11.4        7,425      3.0       12,374      5.0

Tier 1 risk-based capital      28,151    26.9        4,194      4.0        6,051      6.0

Risk-based capital             29,477    28.1        8,387      8.0       10,484     10.0



As of December 31, 1995:

Tangible capital              $14,667     6.5%      $3,376      1.5%      $3,376      1.5%

Core capital                   14,667     6.5        6,751      3.0       11,252      5.0

Tier 1 risk-based capital      14,667    14.5        4,061      4.0        6,091      6.0

Risk-based capital             15,936    15.7        8,121      8.0       10,151     10.0

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

NET INCOME

For the three months ended December 31, 1996, net income increased by $491,000 to $462,000 from a loss of ($29,000) for the same period last year. The increase in income was primarily due to an increase in net interest income of $657,000.

INTEREST INCOME

Interest on loans increased $69,000, or 2.7% to $2.6 million for the three months ended December 31, 1996 from $2.5 million for the same period in 1995. The increase in the interest on loans was primarily due to an increase in the average balance of loans outstanding during the period to $121.4 million for the three months ended December 31, 1996 from $113.3 million for the same period in 1995. This was offset by a decrease in the average yield from 8.9% to 8.54%, reflecting current market rates of interest which are below the average yield on the Bank's existing portfolio.

Interest on Mortgage Backed Securities held to maturity increased to $122,000, or 16.9% to $842,000 for the three months ended December 31, 1996 from $720,000 for the same period in 1995. The increase was primarily due to the increase in the average balance of Mortgage Backed Securities outstanding during the period to $53.0 million for the three months ended December 31, 1996 from $48.9 million for the same period in 1995, combined with an increase in the average yield to 6.36% from 5.89% for the comparison period, reflecting increasing market rates of interest. The increase in the average balance was a result of available funds exceeding new loan demands.

Interest income on investment securities held to maturity, which includes income on FHLB Stock and other FHLB deposits, increased by $79,000, or 12.4% to $714,000 for the three months ended December 31, 1996 compared to $635,000 for the same period in 1995. The increase was primarily due to an increase in the average yield to 7.02% from 5.16%, even though the average balance decreased $2.4 million, or 6.1% to $36.5 million at December 31, 1996 from $38.9 million for the same period in 1995.

Interest income on securities available for sale increased $205,000, or 207.0% to $304,000 for the three months ended December 31, 1996 compared to $99,000 for the same period in 1995. The increase was primarily due to an increase in the average balance of securities available for sale outstanding during the period to $19.5 million for the three months ended December 31, 1996 from $6.7 million for the same period in 1995. This was coupled with an increase in the average yield to 6.25% for the three months ended December 31, 1996 from 5.94% for the same period in 1995.

INTEREST EXPENSE

Interest expense decreased $138,000, or 5.9% to $2.2 million for the three months ended December 31, 1996 compared to $2.4 million for the same period in 1995. The decrease was primarily due to a decrease of $4.6 million in the average balance of deposits outstanding to $203.1 million during the three months ended December 31, 1996 from $207.7 million for the same period in 1995, combined with a decrease in the average rate paid on deposits to 4.37% from 4.54% for the comparison periods reflecting decreasing market rates of interest. The decrease in average rates paid reflects decreased market rates in the Company's market area.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $65,000, or 108.3%, to $125,000 for the three months ended December 31, 1996 from $60,000 for the same period in 1995 primarily due to the increase in loans receivable. Nonperforming loans, defined as non-accrual loans and accruing loans delinquent 90 days or more decreased by $4.0 million, or 72.7% to $1.5 million, or 1.2% of gross loans at December 31, 1996 from $5.5 million, or 4.8% or gross loans at December 31, 1995. This decline reflects $1.8 million of loans being transferred to real estate owned as the company acquired title to those properties through the foreclosure process. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest bearing assets. Real estate owned totaled $537,000 at December 31, 1996 compared to $1.9 million for the same period in 1995. At December 31, 1996 and 1995, the allowance for loan losses was $3.1 million and $4.7 million, respectively. The decrease in the allowance for loan losses is due in part to the sale on December 26, 1996 of 19 non-performing loans with a book value of $1.3 million. In connection with the sale, the Bank incurred a charge-off of $580,000. The proceeds from the sale were reinvested in interest-earning assets. The balance of the decrease in the allowance is due to charge-offs within the allowance previously established on loans transferred to real estate owned at fair market value. The Company's allowance for loan losses as a percentage of total non-performing assets increased to 152.0% at December 31, 1996 as compared to 85.5% at December 31, 1995.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the three months ended December 31, 1996 increased $6,000, or 11.8% to $57,000 from $51,000 for the same period last year. This increase was due primarily to the commissions received on the sale of annuity products through the Bank's wholly owned subsidiary, South Bergen Financial Services, which began to operate during the quarter ended December 31, 1996. Non-interest expense decreased $185,000, or 11.2% to $1.5 million for the three months ended December 31, 1996 from $1.7 million for the same period in 1995. The decrease was primarily due to the loss on sale of securities in the quarter ended December 31, 1995, partially offset by an increase in other expenses for the quarter ended December 31, 1996. In connection with the Company's expansion, establishment of additional branches and implementation of certain stock based benefit plans, management anticipates that certain non-interest expenses such as compensation, occupancy, equipment and other expenses may increase in future periods.

INCOME TAX EXPENSE

Income tax expense increased $292,000 to $278,000 for the three months ended December 31, 1996 from a benefit of ($14,000) for the same period in 1995. The increase was due to the Company's increased net income for the quarter ended December 31, 1996, compared to the loss incurred for the quarter ended December 31, 1995.

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

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                   INSERT 1

On November 26, 1996 the Registrant held a Special Meeting of Shareholders to vote upon certain stock based benefit plans. Voting on the proposals was as follows:

1.  Approval of the 1st Bergen Bancorp 1996 Incentive Stock Option Plan:

For: 2,061,385    Against: 213,912  Abstain: 9,936    Broker Non-Votes: 0
     ---------             -------           -----                      -

2.  Approval of the 1st Bergen Bancorp 1996 Stock Option Plan for Outside
    Directors:

For: 1,957,577    Against: 390,099  Abstain: 31,316   Broker Non-Votes: 0
     ---------             -------           ------                     -

3. Approval of the 1st Bergen Bancorp 1996 Recognition and Retention Plan for Executive Officers and Employees:

For: 1,966,742    Against: 379,986  Abstain: 26,464   Broker Non-Votes: 0
     ---------             -------          -------                     -

4. Approval of the 1st Bergen Bancorp Recognition and Retention Plan for Outside Directors:

For: 1,848,950    Against: 499,801  Abstain: 24,441   Broker Non-Votes: 0
     ---------             -------           ------                     -

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      (27) Financial Data Schedule

      (b)  Reports of Form 8-K

      The Registrant filed a current report on November 1, 1996 announcing a 5% stock buyback.

      The Registrant filed a current report on November 7, 1996 announcing the Registrant's earnings for the period ending September 31, 1996.

      The Registrant filed a current report on December 3, 1996 announcing the payment of a cash dividend.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            1ST BERGEN BANCORP


Date: February 14, 1996     By: /s/ WILLIAM M. BRICKMAN
                            ----------------------------------------------------
                            William M. Brickman
                            President and Chief Executive Officer


Date: February 14, 1996     By: /s/ ALBERT E. GOSSWEILER
                            ----------------------------------------------------
                            Albert E. Gossweiler
                            Executive Vice President and Chief Financial Officer