Form 10-Q
period 1997-03-31
1ST BERGEN BANCORP
filed 1997-05-09
CIK 1005016

================================================================================

                                    Form 10-Q

        QUARTERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-27686


                               1st BERGEN BANCORP
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)


          New Jersey                                    22-3409845
-------------------------------                -------------------------------
State or other juridiction of                  IRS Employer Identification No.
 Incorporation or Organization


                   250 VALLEY BOULEVARD, WOOD-RIDGE, NJ 07075
                   ------------------------------------------
                     Address of Principal Executive Offices


                                 (201) 939-3400
                           --------------------------
                           Registrant's Telephone No.


                                 NOT APPLICABLE
       -------------------------------------------------------------------
       Former Name, Address, and Fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                        Yes ( X )                 No (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

             CLASS                              OUTSTANDING AT MARCH 31, 1997
          ------------                          -----------------------------
          Common Stock                               3,015,300 shares


================================================================================

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      MARCH 31,     DECEMBER 31,
                                                         1997          1996
                                                       --------     ------------

ASSETS:

      Cash and due from banks                          $ 11,509       $  5,231
      Interest-bearing deposits in other banks            6,500          2,500
                                                       --------       --------
   Total cash and cash equivalents                       18,009          7,731

      Investment securities held to maturity             33,054         33,136
      Investment securities available for sale           19,411         19,604
      Mortgage-backed securities held to maturity        48,890         51,769
      Mortgage-backed Securities available for sale       2,764          2,817
      Loans receivable, net                             121,908        123,825
      Premises and equipment                              3,049          2,699
      Real estate owned                                     226            537
      FHLB stock                                          1,627          1,487
      Accrued interest and dividends receivable           1,282          1,466
      Deferred income taxes                               1,851          1,817
      Other assets                                          223            185
                                                       --------         ------
TOTAL ASSETS                                           $252,294       $247,073
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Deposits                                         $208,745       $204,154
      Escrow                                                971            932
      Accrued income taxes                                  881            592
      Other liabilities                                     212            160
                                                       --------       --------
TOTAL LIABILITIES                                       210,809        205,838

TOTAL STOCKHOLDERS' EQUITY                               41,485         41,235
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $252,294       $247,073
                                                       ========       --------


     See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                   1997       1996
                                                                 -------     ------
INTEREST INCOME
      Interest on loans                                           $ 2,561    $ 2,369
      Interest on securities held to maturity                         709        633
      Interest on securities available for sale                       299        137
      Interest on mortgage-backed securities held to maturity         810        828
      Interest on mortgage-backed securities available for sale        43         32
                                                                  -------    -------
      Total interest income                                         4,422      3,999

INTEREST EXPENSE
      Deposits                                                      2,213      2,359
      Advances from FHLB NY                                             0          0
                                                                  -------    -------
      Total interest expense                                        2,213      2,359

NET INTEREST INCOME                                                 2,209      1,640
      Provision for loan losses                                       175        125
                                                                  -------    -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   2,034      1,515

NON-INTEREST INCOME:
      Loan fees and service charges                                    44         36
      Other income                                                     23         10
                                                                  -------    -------
      Total other income                                               67         46

NON-INTEREST EXPENSE:
      Compensation and employee benefits                              712        576
      Occupancy expense                                                72         77
      Equipment                                                       112         97
      Advertising                                                      52         47
      Federal deposit insurance premiums                               35        119
      Net (gain) loss from real estate owned                           (9)       108
      Insurance and bond premiums                                      34         29
      Other                                                           300        184
                                                                  -------    -------
      Total non-interest expense                                    1,308      1,237

      Income before income taxes                                      793        324

      Federal and state tax expense (benefit)                         289        117
                                                                  -------    -------
            Net Income                                            $   504    $   207
                                                                  =======    =======
      Earnings Per Share                                              .18        N/A
                                                                  -------    -------


     See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                           MARCH 31
                                                                     ----------------------
                                                                        1997        1996
                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $   504     $    207
Adjustments to reconcile net income to net cash provided
 by operating activities
  Provision for loan loss                                                  175         125
  Net gain on sales of real estate owned                                   (49)        (23)
  Depreciation of premises and equipment                                    52          41
  Net accretion of premiums and amortization of discounts                   12          16
  Net increase in deferred loan fees                                        10          13
  Decrease (increase) in interest and dividends receivable                 184         (75)
  (Increase) decrease in other assets                                      (38)        374
  Increase in other liabilities                                             52          32
  Increase in deferred income taxes                                         50        --
  Increase in income taxes payable                                         289         117
                                                                      --------    --------
    Net cash provided by operating activities                         $  1,241    $    827
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loans receivable                                    $  1,656    $  1,555
  Purchases of investment securities held to maturity                     --        (9,958)
  Purchases of investment securities available for sale                   --        (5,000)
  Proceeds from sales of real estate owned                                 436         391
  Purchases of mortgage-backed securities held to maturity                --        (2,942)
  Purchases of mortgage-backed securities available for sale              --        (3,128)
  Investment securities held to maturity called                           --         2,670
  Principle payments on investment securities held to maturity              83          76
  Principle payments on mortgage-backed securities held to maturity      2,867       3,236
  Principle payments on mortgage-backed securities securities - AFS          2           3
  Purchases of premises and equipment                                     (402)         (7)
  Purchases of FHLB-NY stock                                              (140)        (41)
                                                                      --------    --------
    Net cash provided by (used in) investing activities               $  4,502    $(13,145)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                            $  4,591    $  1,146
  Proceeds from issuance of common stock, net of ESOP loan                --        28,088
  Stock subscriptions received                                            --         4,097
  Net increase in advances by borrowers (taxes & insurance)                 39          83
  Dividends paid                                                           (95)       --
                                                                      --------    --------
            Net cash provided by financing activities                    4,535      33,414
            Net increase in cash and cash equivalents                   10,278      21,096

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                 7,731      15,127
                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $ 18,009    $ 36,223
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             2,227       2,387
    Income taxes                                                          --          --
  Non-cash investing and financing activities:
    Transfer of loans to real estate owned                            $     76    $    442


     See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

     The Consolidated Financial Statements include the accounts of 1st Bergen Bancorp, (the Company) and its wholly owned subsidiary South Bergen Savings Bank, (the Bank), and the Bank's wholly owned subsidiary South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of banking services to individuals and corporate customers through its branch system consisting of offices in Bergen, Morris and Passaic Counties. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to form 10Q and Article 10 of Regulations S-X for the Company and its subsidiary.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three month period ended March 31, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

     During 1996, the Company changed its fiscal year end from September 30th to December 31st. This change enables the Company to conform to the financial reporting system of most publicly held companies.

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

3. NET INCOME PER SHARE

     The Company earned $0.18 cents per share for the quarter ended March 31, 1997, as compared to $0.16 cents per share for the preceding quarter. The Company completed its initial public offering on March 29, 1996, and accordingly, per share data is not applicable for the quarter ended March 31, 1996.

4. STOCKHOLDERS' EQUITY

     The components of stockholders' equity were as follows:

                                                                 MARCH 31, 1997          DECEMBER 31, 1996
                                                                 --------------          -----------------
                                                                           (dollars in thousands)
Preferred Stock, no par value, 2,000,000 shares
  authorized:  No shares issued                                           --                   --

Common Stock, no par value, 6,000,000 shares
  authorized: 3,174,000 shares issued                               $30,621                   30,621
  (3,015,300 shares outstanding)

Retained earnings, substantially restricted                          16,365                  $15,957

Unearned ESOP Shares                                                 (2,539)                  (2,539)

Net unrealized loss on securities available for sale,
  net of tax                                                         (1,068)                    (910)

Treasury stock at cost (158,700 shares)                              (1,894)                  (1,894)
                                                                    -------                  -------
Total stockholders' equity                                          $41,485                  $41,235
                                                                    =======                  =======


5. NON PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSS.

Non-performing loans were as follows:

                                                                 MARCH 31, 1997          DECEMBER 31, 1996
                                                                 --------------          -----------------

                                                                           (dollars in thousands)
Loans delinquent 90 days or more
and other non-performing loans                                       $1,631                   $1,522

Loans delinquent 90 days or more and other
non-performing loans as a percentage of gross loans                    1.30%                    1.20%

An analysis of the allowance for loan losses for the three month periods ended March 31, 1997 and 1996 follows:

                                                                 MARCH 31, 1997          MARCH 31, 1996
                                                                 --------------          -----------------
                                                                           (dollars in thousands)

Balance at the beginning of the period                               $3,126                   $4,747

Provision charged to operations                                         175                      125

Charge-offs, net                                                        296                    1,011
                                                                     ------                   ------
Balance at end of period                                             $3,005                   $3,861
                                                                     ======                   ======


6. RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. SFAS 128 also requires restatement of all prior period EFS data presented. SFAS 128 is not expected to have a material effect on the Bank's consolidated financial statements.

                         1ST BERGEN BANCORP SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the quarter ended March 31, 1997 of $504,000 compared to $207,000 for the same period last year and an increase of $42,000, or 9.09% over the $462,000 earned for the prior quarter. The $297,000 increase in earnings over the prior year is primarily attributable to a $569,000 increase in net interest income partially offset by a $50,000 increase in the provision for loan losses and increases in non-interest expense and tax expense of $71,000 and $172,000, respectively.

ASSETS AND LIABILITIES

Total assets increased $5.2 million, or 2.1%, to $252.3 million at March 31, 1997 from $247.1 million at December 31, 1996. Cash and Cash equivalents increased $10.3 million, or 133.8%, to $18.0 million as of March 31, 1997 from $7.7 million at December 31, 1996, primarily due to mortgage-backed securities amortization of $2.9 million and an increase in deposits of $4.6 million, or 2.2%, to $208.7 million at March 31, 1997 from $204.2 million st December 31, 1996. Funds from these amortizations and deposits were invested in short-term cash equivalents pending deployment. These funds will be used to fund loan commitments and security purchases. Loans receivable, net decreased $1.9 million, or 1.5%, to $121.9 million at March 31, 1997 from $123.8 million at December 31, 1996. The decrease in loans receivable, net, resulted from loan payoffs and amortizations in excess of new loan closings. Mortgage-backed securities held to maturity decreased $2.9 million, or 5.6%, to $48.9 million at March 31, 1997 from $51.8 million at December 31, 1996. The decrease in mortgage-backed securities held to maturity was due to normal amortization.

Securities and mortgage-backed securities available for sale, net, decreased $246,000, or 1.1%, due to a decline in the market price of the available for sale portfolio.

The Company, consistent in keeping with its franchise expansion program, opened its fourth retail office on March 22nd, which is located at 339 Route 202, Montville, Morris County.

The Company intends to continue its program to develop the Bank's franchise by establishing additional retail banking locations in areas which it believes can successfully market its products and services.

STOCKHOLDERS EQUITY

Stockholders equity increased $250,000, or .61%, to $41.5 million at March 31, 1997 from $41.2 million at December 31, 1996. The increase in stockholders equity is due to net income of $504,000 for the quarter ended March 31, 1997 partially offset by an increase in unrealized loss on available for sale securities of $158,000 and the payment of a cash dividend totalling $95,000.

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

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At March 31, 1997, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $ 62.7 million, or 24.9% of total assets. This amount includes $29.3 million scheduled to mature within one year, which represented 11.6% of total assets and 14.0% of total deposits at March 31, 1997.

At March 31, 1997, the Company had commitments to originate loans totalling $2.0 million and outstanding unused lines of credit of $5.2 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of March 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of March 31, 1997 are as follows:


                                                                       TO BE WELL CAPITALIZED
                                                   FOR CAPITAL              UNDER PROMPT
                                 ACTUAL           ADEQUACY PURPOSE       CORRECTION ACTION
                            ----------------     -----------------     ----------------------
                            AMOUNT     RATIO     AMOUNT      RATIO      AMOUNT        RATIO
                            ------     -----     ------      -----     -------       --------
As of March 31, 1997:

Tangible capital            $28,591    11.3%     $3,794       1.5%     $ 3,794          1.5%

Core capital                $28,591    11.3%     $7,587       3.0%     $12,645          5.0%

Tier 1 risk-based capital   $28,591    27.6%     $4,144       4.0%     $ 6,215          6.0%

Risk-based capital          $29,902    28.9%     $8,288       8.0%     $10,359         10.0%



AS OF DECEMBER 31, 1996:

Tangible capital            $28,151    11.4%     $3,712       1.5%     $ 3,712          1.5%

Core capital                $28,151    11.4%     $7,425       3.0%     $12,374          5.0%

Tier 1 risk-based capital   $28,151    26.9%     $4,194       4.0%     $ 6,051          6.0%

Risk-based capital          $29,477    28.1%     $8,387       8.0%     $10,484         10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997

NET INCOME

For the three months ended March 31, 1997, net income increased $297,000 to $504,000 from $207,000 for the same period last year. The $297,000 increase in earnings over the prior year is primarily attributable to a $569,000 increase in net interest income partially offset by a $50,000 increase in the provision for loan losses and increase in non-interest expense and tax expense of $71,000 and $172,000, respectively.

INTEREST INCOME

Interest on loans increased $192,000, or 8.1%, to $2.6 million for the three months ended March 31, 1997 from $2.4 million for the same period in 1996. The increase in the interest on loans was primarily due to an increase in the average balance of loans outstanding during the period to $123.0 million for the three months ended March 31, 1997 from $107.3 million for the same period in 1996. This was offset by a decrease in the average yield from 8.83% to 8.32%, reflecting current market rates of interest which are below the average yield on the Bank's existing portfolio.

Interest on mortgage-backed securities held to maturity decreased $18,000, or 2.17%, to $810,000 for the three months ended March 31, 1997 from $828,000 for the same period in 1996. The decrease was primarily due to an decrease in the average balance of mortgage-backed securities held to maturity to $50.5 million from $55.6 million for the same period in 1996, partially offset by an increase in the average yield from 5.95% to 6.41%.

Interest on investments held to maturity increased $76,000, or 12.0%, to $709,000 for the three months ended March 31, 1997 from $633,000 for the same period in 1996. The increase was primarily due to an increase in the average yield to 6.94% from 5.86%.

Interest income on securities available for sale increased $162,000, or 118.2%, to $299,000 for the three months ended March 31, 1997, compared to $137,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of securities available for sale outstanding during the period to $19.6 million for the three months ended March 31, 1997 from $9.1 million for the same period in 1996. This was coupled with an increase in the average yield to 6.12% for the three months ended March 31, 1997 from 6.03% for the same period in 1996.

Interest income on mortgage-backed securities available for sale increased $11,000, or 34.4%, to $43,000 for the three months ended March 31, 1997 compared to $32,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of mortgage-backed securities available for sale outstanding during the period to $2.8 million for the three months ended March 31, 1997 from $2.0 million for the same period in the prior year, partially offset by a decrease in the average yield to 6.22% from 6.27%, reflecting market rates of interest.

INTEREST EXPENSE

Interest expense decreased $146,000, or 6.2%, to $2.2 million for the three months period ended March 31, 1997, compared to $2.4 million for the same period in 1996. The decrease was primarily due to a decrease of $4.9 million in the average balance of deposits outstanding to $205.4 million during the three months ended March 31, 1997 from $210.3 million for the same period in 1996, combined with a decrease in the average rate paid on deposits to 4.31% from 4.49% reflecting decreasing market rates of interest.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $50,000, or 40.0%, to $175,000 for the three months ended March 31, 1997 from $125,000 for the same period in 1996. Non-performing loans, defined as non-accrued loans and accruing loans delinquent 90 days or more, decreased $2.8 million, or 63.6%, to $1.6 million, or 1.3% of gross loans at March 31, 1997 from $4.4 million, or 4.0% of gross loans at March 31, 1996. Real estate owned decreased by $311,000, or 57.9% to $226,000 at March 31, 1997 from $537,000 at March 31, 1996. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest bearing assets. At March 31, 1997 and 1996, the allowance for loan losses was $3.0 million and $3.9 million, respectively. The Company's ratio of non-performing assets to total assets was .74% at March 31, 1997, compared to 2.47% at March 31, 1996.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the three months ended March 31, 1997 increased $21,000, or 45.7%, to $67,000 from $46,000 for the same period last year. This increase was due primarily to an increase in loan late charges and NOW service charges, as well as income received on safe deposit box rental fees.

Non-interest expense increased $71,000, or 5.7%, to $1.3 million for the three months ended March 31, 1997 from $1.2 million or the same period in 1996. The increase was primarily due to an increase in compensation and employee benefits of $136,000 as the Company opened its two new retail offices in Passaic and Morris Counties. Coupled with an increase in other expenses, these increases were partially offset by a reduction in FDIC Insurance Premium of $84,000, compared to the first quarter of 1996 as FDIC Insurance Premiums for SAIF insured institutions were reduced in connection with the recapitalization of the SAIF. In connection with the Company's expansion, establishment of additional branches and implementation of certain stock based benefit plans, management anticipates that certain non-interest expenses such as compensation, occupancy, equipment and other expenses may increase in future periods.

INCOME TAX EXPENSE

Income tax expense increased $172,000, or 147.0%, to $289,000 for the three months ended March 31, 1997 from $117,000 for the same period in 1996. The increase was due to the Company's increased net income for the quarter ended March 31, 1997, compared to the same period in the prior year.

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

     Not applicable

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (27) Financial Data Schedule

     (b) Reports of Form 8-K

     The Registrant filed a current report on February 9, 1997 announcing the Registrant's earnings for the period ending December 31, 1996.

     The Registrant filed a current report on March 4, 1997 announcing the payment of a cash dividend.

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

                                          1ST BERGEN BANCORP


Date:                               By:   William M. Brickman
                                          President and Chief Executive Officer

Date:                               By:   Albert E. Gossweiler
                                          Executive Vice President and Chief
                                          Financial Officer

                   APPENDIX C TO ITEM 601(C) OF REGULATION S-K

             (ARTICLE 9 OF REGULATION S-X BANK HOLDING COMPANIES AND
                        SAVINGS & LOAN HOLDING COMPANIES)
       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
 THE REGISTRANTS INTERIM FINANCIAL STATEMENTS AT AND FOR THE PERIOD ENDED MARCH
             31, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
                          TO SUCH FINANCIAL STATEMENTS.
                                 (IN THOUSANDS)

ITEM NUMBER             ITEM DESCRIPTION                                $ AMOUNT
-----------             ----------------                                --------
9-03(1)           Cash and due from banks                                18,009
9-03(2)           Interest-bearing deposits                               6,500
9-03(3)           Federal funds sold-purchased
                  securities for resale                                     "0"
9-03(4)           Trading account assets                                    "0"
9-03(6)           Investment & mortgage backed securities
                  held for sale                                          22,175
9-03(6)           Investment & mortgage backed securities
                  held to maturity - carrying value                      81,944
9-03(6)           Investment & mortgage backed securities
                  held to maturity - market value                        81,944
9-03(7)           Loans                                                 121,908
9-03(7)(2)        Allowance for losses                                    3,005
9-03(11)          Total Assets                                          252,294
9-03(12)          Deposits                                              208,745
9-03(13)          Short-term borrowings                                     "0"
9-03(15)          Other liabilities                                         212
9-03(16)          Long-term debt                                            "0"
9-03(19)          Preferred stock - mandatory redemption                    "0"
9-03(20)          Preferred stock - no mandatory redemption                 "0"
9-03(21)          Common stocks                                          30,621
9-03(22)          Other stockholders' equity                             10,864
9-03(23)          Total liabilities & stockholders' equity              252,294
9-04(1)           Interest and fees on loans                              2,605
9-04(2)           Interest and dividends on investments                   1,861
9-04(4)           Other interest income                                     "0"
9-04(5)           Total interest income                                   4,422
9-04(6)           Interest on deposits                                    2,213
9-04(9)           Total interest expense                                  2,213
9-04(10)          Net interest income                                     2,034
9-04(11)          Provision for loan losses                                 175
9-04(13)(h)       Investment securities gains/losses                        "0"
9-04(14)          Other expenses                                          1,308
9-04(15)          Income/loss before income tax                             793
9-04(17)          Income/loss before extraordinary items                    793
9-04(18)          Extraordinary items, less tax                             "0"
9-04(19)          Cumulative change in accounting principles                "0"
9-04(20)          Net income or loss                                        504
9-04(21)          Earnings per share - primary                              .18
9-04(21)          Earnings per share - fully diluted                        .18

                               (INDUSTRY GUIDE 3)
           BANK HOLDING COMPANIES AND SAVINGS & LOAN HOLDING COMPANIES
    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE REGISTRANT INTERIM FINANCIAL STATEMENTS AT AND FOR THE PERIOD ENDED MARCH 31,
               1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
                          TO SUCH FINANCIAL STATEMENTS.
                                 (IN THOUSANDS)

GUIDE NUMBER            ITEM DESCRIPTION                           AMOUNT ($)(%)
------------            ----------------                           -------------
I.B.5             Net yield - interest earning assets - actual          7.47%
III.C.1(a)        Loans on non-accrual                                 1,631
III.C.1(b)        Accruing loans past due 90 days or more              1,631
III C.1(c)        Troubled debt restructuring                          1,273
III.C.2           Potential problem loans                                "0"
IV.A.1            Allowance for loan loss - beginning of period        3,126
IV.A.2            Total chargeoffs                                       285
IV.A.3            Total recoveries                                       "0"
IV.A.4            Allowance for loan loss - end of period              3,005
IV.B.1            Loan loss allowance allocated to domestic loans      3,005
IV.B.2            Loan loss allowance allocated to foreign loans         "0"
IV.B.3            Loan loss allowance - unallocated                      "0"