Form 10-Q/A
period 1997-03-31
1ST BERGEN BANCORP
filed 1997-05-09
CIK 1005016

================================================================================

                                   Form 10-Q/A

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

                                          1ST BERGEN BANCORP


Date: May 9, 1997                   By:   William M. Brickman
                                          President and Chief Executive Officer

Date: May 9, 1997                   By:   Albert E. Gossweiler
                                          Executive Vice President and Chief
                                          Financial Officer