Form 10-Q
period 1997-06-30
1ST BERGEN BANCORP
filed 1997-08-13
CIK 1005016

================================================================================

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                        COMMISSION FILE NUMBER 0-27686


                               1ST BERGEN BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specific in its charter)


              NEW JERSEY                         22-3409845
  --------------------------------            ------------------
     State or other juridiction                 IRS Employer
  of Incorporation or Organization            Identification No.



                   250 VALLEY BOULEVARD, WOOD-RIDGE, NJ 07075
                   -------------------------------------------
                     Address of Principal Executive Offices


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


                        Yes ( X )                     No (   )
                            -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.


             CLASS                            OUTSTANDING AT JUNE 30, 1997
         ------------                         ----------------------------
         Common Stock                               3,000,300 shares

================================================================================

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                      --------     ------------
ASSETS:

  Cash and due from banks ..........................   $  3,830        $  5,231
  Interest-bearing deposits in other banks .........        500           2,500
                                                       --------        --------
  Total cash and cash equivalents ..................      4,330           7,731

    Investment securities held to maturity .........     50,541          33,136
    Investment securities available for sale .......     36,145          19,604
    Mortgage-backed securities held to maturity ....     55,409          51,769
    Mortgage-backed Securities available for sale ..      9,313           2,817
    Loans receivable, net ..........................    120,143         123,825
    Premises and equipment .........................      3,047           2,699
    Real estate owned ..............................        201             537
    FHLB stock .....................................      1,627           1,487
    Accrued interest and dividends receivable ......      2,072           1,466
    Deferred income taxes ..........................      1,782           1,817
    Other assets ...................................        155             185
                                                       --------        --------
TOTAL ASSETS .......................................   $284,765        $247,073
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits .........................................   $214,282        $204,154
  FHLB Borrowings ..................................     27,334            --
  Escrow ...........................................      1,062             932
  Accrued income taxes .............................      1,207             592
  Other liabilities ................................        476             160
                                                       --------        --------
TOTAL LIABILITIES ..................................    244,361         205,838

TOTAL STOCKHOLDERS' EQUITY .........................     40,404          41,235
                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $284,765        $247,073
                                                       ========        ========


     See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                     JUNE 30,
                                                                          --------------------          --------------------
                                                                          1997            1996          1997            1996
                                                                          ----            ----          ----            ----
INTEREST INCOME
 Interest on loans ...................................................    $2,530         $2,379         $5,091         $4,748
 Interest on investment securities held to maturity ..................       857            535          1,438            996
 Interest on securities available for sale ...........................       438            201            737            339
 Interest on mortgage-backed securities held to maturity .............       896            834          1,706          1,661
 Interest on mortgage-backed securities available for sale ...........        83             47            126             79
 Interest on FHLB deposits ...........................................        54            337            158            485
 FHLB stock dividends ................................................        25             23             49             47
                                                                          ------         ------         ------         ------
 Total interest income ...............................................     4,883          4,356          9,305          8,355

INTEREST EXPENSE
  Deposits ...........................................................     2,325          2,346          4,538          4,706
  FHLB Borrowings ....................................................       224              0            224              0
                                                                          ------         ------         ------         ------
  Total interest expense .............................................     2,549          2,346          4,762          4,706

NET INTEREST INCOME ..................................................     2,334          2,010          4,543          3,649
  Provision for loan losses ..........................................       125            150            300            275
                                                                          ------         ------         ------         ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ....................................................     2,209          1,860          4,243          3,374

NON-INTEREST INCOME:
  Loan fees and service charges ......................................        44             38             87             74
  Other income .......................................................        13             18             37             20
                                                                          ------         ------         ------         ------
  Total other income .................................................        57             56            124             94

NON-INTEREST EXPENSE:
  Compensation and employee benefits .................................       816            630          1,528          1,206
  Occupancy expense ..................................................        78             64            151            142
  Equipment ..........................................................       109             91            221            185
  Advertising ........................................................        55             42            107             89
  Federal deposit insurance premiums .................................        35            119             70            237
  Net (gain) loss from real estate owned .............................       (48)           (32)           (57)            68
  Insurance and bond premiums ........................................        31             21             65             50
  Other ..............................................................       317            210            616            397
                                                                          ------         ------         ------         ------
  Total non-interest expense .........................................     1,393          1,145          2,701          2,374

  Income before income taxes .........................................       873            771          1,666          1,094

  Federal and state tax expense ......................................       303            277            592            393
                                                                          ------         ------         ------         ------
         Net Income ..................................................    $  570         $  494         $1,074         $  701
                                                                          ======         ======         ======         ======
  Earnings per share .................................................       .21            .16            .39           --
                                                                          ------         ------         ------         ------

     See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                              JUNE 30
                                                                      ----------------------
                                                                        1997           1996
                                                                      --------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ........................................................   $  1,074      $    701
Adjustments to reconcile net income to net cash provided
  by operating activities
    Provision for loan loss .......................................        325           275
    Net gain on sales of real estate owned ........................        (45)          (58)
    Depreciation of premises and equipment ........................        108            83
    Amortization of MRP shares ....................................         48          --
    Amortization of ESOP shares ...................................         79          --
    Net accretion of premiums and amortization of discounts .......         40            31
    Net increase in deferred loan fees ............................         20             6
    Increase in interest and dividends receivable .................       (606)         (390)
    Decrease in other assets ......................................         30           313
    Increase in other liabilities .................................        316            77
    Increase in deferred income taxes .............................        266          --
    Increase in income taxes payable ..............................        615           394
                                                                      --------      --------
      Net cash provided by operating activities ...................   $  2,270      $  1,432
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in loans receivable .....................   $  3,237      $ (1,808)
  Purchases of investment securities held to maturity .............    (19,986)      (17,949)
  Purchases of investment securities available for sale ...........    (16,550)      (13,000)
  Proceeds from sales of real estate owned ........................        481         1,158
  Purchases of mortgage-backed securities held to maturity ........    (10,169)       (9,715)
  Purchases of mortgage-backed securities available for sale ......     (6,689)       (3,128)
  Investment securities held to maturity called ...................      2,000        10,670
  Principle payments on investment securities held to maturity ....        584           248
  Principle payments on mortgage-backed securities held to maturity      6,458         7,860
  Principle payments on mortgage-backed securities securities - AFS        104            13
  Purchases of premises and equipment .............................       (456)          (10)
  Purchases of FHLB-NY stock ......................................       (140)          (41)
                                                                      --------      --------
      Net cash used in investing activities .......................   $(41,126)     $(25,702)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .............................   $ 10,128      $ (1,896)
  Proceeds from issuance of common stock, net of ESOP loan ........       --          28,082
  Purchase of shares by MRP .......................................     (1,745)         --
  Purchase of treasury stock ......................................       (207)         --
  Net increase in advances by borrowers (taxes & insurance) .......        130           154
  Net increase in borrowings ......................................     27,334          --
  Dividends paid ..................................................       (185)         --
                                                                      --------      --------
          Net cash provided by financing activities ...............     35,455        26,340
          Net increase (decrease) in cash and cash equivalents ....     (3,401)        2,070
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ..........      7,731        15,127
                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ................   $  4,330      $ 17,197
                                                                      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ......................................................      4,514         4,710
    Income taxes ..................................................       --            --

    Non-cash investing and financing activities:

      Transfer of loans to real estate owned ......................   $    100      $    610



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for the Company and its subsidiary.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the six month period ended June 30, 1997. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

3. NET INCOME PER SHARE

     The Company completed its initial public offering on March 29, 1996, and accordingly, earnings per share data would not be meaningful for the six month period ending June 30, 1996.

4. STOCKHOLDERS' EQUITY

   The components of stockholders' equity were as follows:


                                                                                             (dollars in thousands)

                                                                                      JUNE 30, 1997        DECEMBER 31, 1996
                                                                                      -------------        -----------------
Preferred Stock, no par value, 2,000,000 shares
  authorized:  No shares issued ................................................          --                    --

Common Stock, no par value, 6,000,000 shares
  authorized:  3,174,000 shares issued .........................................        $30,647                30,621
  (3,000,300 shares outstanding)

Retained earnings, substantially restricted ....................................         16,846               $15,957

Unallocated ESOP Shares ........................................................         (2,486)               (2,539)

Allocated MRP Shares ...........................................................         (1,404)                --

Unallocated MRP Shares .........................................................           (292)                --

Net unrealized loss on securities available for sale,
  net of tax ...................................................................           (806)                 (910)

Treasury stock at cost (173,700 shares) ........................................         (2,101)               (1,894)
                                                                                        -------              --------
Total stockholders' equity .....................................................        $40,404              $ 41,235
                                                                                        =======              ========

5. NON PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSSES

  Non-performing loans at June 30, 1997 and December 31, 1996 were as follows:




                                                                                             (dollars in thousands)

                                                                                      JUNE 30, 1997       DECEMBER 31, 1996
                                                                                      -------------       -----------------
  Loans delinquent 90 days or more
    and other non-performing loans .............................................         $2,170                $1,522

  Loans delinquent 90 days or more and other
    non-performing loans as a percentage of gross loans ........................           1.76%                 1.20%

  An analysis of the allowance for loan losses for the three month periods ended June 30, 1997 and 1996 follows:




                                                                                            (dollars in thousands)

                                                                                      JUNE 30, 1997         JUNE 30, 1996
                                                                                      -------------         -------------
  Balance at the beginning of the period .......................................         $3,126                $4,747

  Provision charged to operations ..............................................            300                   275

  Charge-offs, net .............................................................            348                 1,347
                                                                                         ------                ------
  Balance at end of period .....................................................         $3,078                $3,675
                                                                                         ======                ======


6. RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. Management does not expect the adoption of SFAS 128 to have a significant effect on the Company's EPS calculation.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requiries that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                       1ST BERGEN BANCORP SUBSIDIARIES
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the quarter ended June 30, 1997 of $570,000, compared to $494,000 for the same period last year and an increase of 13.1% over the $504,000 earned for the prior quarter. The $76,000 increase in earnings over the prior year is primarily attributable to a $324,000 increase in net interest income partially offset by increases in non-interest expense and tax expense of $248,000 and $26,000, respectively.

ASSETS AND LIABILITIES

Total assets increased $37.7 million, or 15.3%, to $284.8 million at June 30, 1997 from $247.1 million at December 31, 1996. This increase is primarily attributable to management's decision to use low cost Federal Home Loan Bank borrowings to fund the purchase of higher yielding mortgage-backed securities and investment securities. This program was developed to offset the start up costs of the Company's new Montville and Wanaque offices and the additional expenses associated with the ESOP and Management Recognition (MRP) programs. The average cost of the Federal Home Loan Bank borrowings is 6.01% versus an average yield of 7.70% on the mortgage-backed securities and investment securities purchased. Management will continually monitor the performance of this leverage program and may expand it if appropriate. Cash and Cash equivalents decreased $3.4 million, or 44.2%, to $4.3 million as of June 30, 1997 from $7.7 million at December 31, 1996, primarily due to the use of funds to purchase mortgage-backed securities and investment security purchases. Loans receivable, net, decreased $3.7 million, or 3.0%, to $120.1 million at June 30, 1997 from $123.8 million at December 31, 1996. The decrease in loans receivable, net, resulted from loan payoffs and amortizations in excess of new loan closings. Mortgage-backed securities held to maturity increased $3.6 million, or 7.0%, to $55.4 million at June 30, 1997 from $51.8 million at December 31, 1996.

Investment securities held to maturity increased $17.4 million, or 52.6%, to $50.5 million at June 30, 1997 from $33.1 million at December 31, 1996. The increase in mortgage-backed securities and investment securities held to maturity was due to purchases made in connection with the Company's planned leverage program.

Securities and mortgage-backed securities available for sale, net, increased $23.0 million, or 102.7%, to $45.4 million at June 30, 1997 from $22.4 million at December 31, 1996 due in part to an increase in the market price of the available for sale portfolio and to purchases made in connection with the Company's leverage program.

STOCKHOLDERS EQUITY

Stockholders equity decreased $800,000, or 2.0%, to $40.4 million at June 30, 1997 from $41.2 million at December 31, 1996. The decrease in stockholders equity was due primarily to the repurchase by the Company of 1st Bergen Bancorp shares in the amount of $1.7 million. These shares were used to fund grants under the Company's Management Recognition Programs. This decrease was primarily offset by year-to-date income of $1.1 million. Additionally, the repurchase of treasury stock and the payment of cash dividends in the amount of $207,000 and $185,000, respectively, also reduced stockholders equity.

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

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At June 30, 1997, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $67.8 million, or 23.8% of total assets. This amount includes $17.4 million scheduled to mature within one year, which represented 6.11% of total assets and 8.12% of total deposits at June 30, 1997.

At June 30, 1997, the Company had commitments to originate loans totalling $1.0 million and outstanding unused lines of credit of $5.2 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of June 30, 1997 and December 31, 1996, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of June 30, 1997 and December 31, 1996 are as follows:


                                                                      TO BE WELL
                                                                      CAPITALIZED
                                                   FOR CAPITAL        UNDER PROMPT
                                    ACTUAL       ADEQUACY PURPOSE   CORRECTION ACTION
                                --------------   ----------------  -------------------
                                AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT      RATIO
                                -----    -----   -------  -------  -------     -------
AS OF JUNE 30, 1997:

Tangible capital .............  $29,408  10.3%    $4,281   1.5%     $ 4,281      1.5%
Core capital .................  $29,408  10.3%    $8,562   3.0%     $14,270      5.0%
Tier 1 risk-based
  capital ....................  $29,408  10.3%    $4,182   4.0%     $ 6,274      6.0%
Risk-based capital ...........  $30,730  29.4%    $8,365   8.0%     $10,456     10.0%

AS OF DECEMBER 31, 1996:

Tangible capital .............  $28,151  11.4%    $3,712   1.5%     $ 3,712      1.5%
Core capital .................  $28,151  11.4%    $7,425   3.0%     $12,374      5.0%
Tier 1 risk-based
  capital ....................  $28,151  26.9%    $4,194   4.0%     $ 6,051      6.0%
Risk-based capital ...........  $29,477  28.1%    $8,387   8.0%     $10,484     10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

NET INCOME

For the three months ended June 30, 1997, net income increased $76,000 to $570,000 from $494,000 for the same period last year. The $76,000 increase in earnings over the prior year is primarily attributable to a $324,000 increase in net interest income partially offset by increases in non-interest expense and tax expense of $248,000 and $26,000, respectively.

INTEREST INCOME

Interest on loans increased $151,000, or 6.3%, to $2.5 million for the three months ended June 30, 1997 from $2.4 million for the same period in 1996. The increase in the interest on loans was primarily due to an increase in the average balance of loans outstanding during the period to $120.8 million for the three months ended June 30, 1997 from $107.4 million for the same period in 1996. This was offset by a decrease in the average yield from 8.86% to 8.38%, reflecting current market rates of interest.

Interest on mortgage-backed securities held to maturity increased $62,000, or 7.4%, to $896,000 for the three months ended June 30, 1997 from $834,000 for the same period in 1996. The increase was primarily due to an increase in the average yield from 6.14% to 6.61%.

Interest on investments held to maturity increased $322,000, or 60.2%, to $857,000 for the three months ended June 30, 1997 from $535,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of securities held to maturity during the period to $46.0 million for the three months ended June 30, 1997 from $37.4 million for the same period in 1996, reflecting the implementation of the Company's leverage program. This was coupled with an increase in the average yield to 7.45% for the three months ended June 30, 1997 from 5.71% for the same period in 1996.

Interest income on securities available for sale increased $237,000, or 117.9%, to $438,000 for the three months ended June 30, 1997, compared to $201,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of securities available for sale during the period to $27.1 million for the three months ended June 30, 1997 from $15.7 million for the same period in 1996, also reflecting the implementation of the Company's leverage program. This was coupled with an increase in the average yield to 6.47% from 5.13% for the same period in 1996.

Interest income on mortgage-backed securities available for sale increased $36,000, or 76.6%, to $83,000 for the three months ended June 30, 1997, compared to $47,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of mortgage-backed securities outstanding during the period to $5.3 million for the three months ended June 30, 1997 from $3.1 million for the same period in the prior year. This was in addition to an increase in the average yield to 6.32% for the three months ended June 30, 1997 from 6.03% for the same period in 1996.

INTEREST EXPENSE

Interest expense increased $203,000, or 8.7%, to $2.5 million for the three month period ended June 30, 1997, compared to $2.3 million for the same period in 1996. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $15.1 million for the three months ended June 30, 1997 with an average cost of 5.94%. The Company had no borrowed funds outstanding for the same period last year. This was partially offset by a decrease in the average cost of savings deposits to 4.40% for the three months ended June 30, 1997 from 4.51% for the same period last year, reflecting current market rates of interest.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $125,000 for the three month period ended June 30, 1997 and 1996, respectively. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.2 million, or 1.76% of gross loans at June 30, 1997, a decrease of $1.8 million, or 45.0%, from $4.0 million, or 3.51% of gross loans at June 30, 1996, and an increase of $700,000, or 46.67% from $1.5 million, or 1.20% of gross loans at December 31, 1996. Real estate owned decreased by $336,000, or 62.6%, to $201,000 at June 30, 1997 from $537,000 at December 31, 1996. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest bearing assets. At June 30, 1997 and December 31, 1996, the allowance for loan losses was $3.1 million and $3.1 million, respectively. The Company's ratio of non-performing assets to total assets was .83% at June 30, 1997, compared to .83% at December 31, 1996.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the three months ended June 30, 1997 was virtually unchanged from the same period in 1996 at $57,000. Non-interest expense increased $248,000, or 21.6%, to $1.4 million for the three months ended June 30, 1997 from $1.1 million for the same period in 1996. The increase was primarily due to an increase in compensation and employee benefits expense of $186,000. The increase in compensation and employee benefit expense was due to the addition of staff at the Company's two new retail offices in Passaic and Morris Counties and the amortization of stock based benefit plans. Coupled with an increase in other expenses, these increases were partially offset by a reduction in FDIC insurance premiums of $84,000, compared to the same period in 1996, as the FDIC insurance premium for SAIF insured institutions was reduced in connection with the recapitalization of the SAIF.

INCOME TAX EXPENSE

Income tax expense increased $26,000, or 9.4%, to $303,000 for the three months ended June 30, 1997 from $277,000 for the same period in 1996. The increase was due to the Company's increased net income for the quarter ended June 30, 1997, compared to the same period in the prior year.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

For the six months ended June 30, 1997, net income increased $373,000, or 53.2%, to $1.1 million from $701,000 for the comparable period last year. The $373,000 increase in earnings over the prior year is primarily attributable to a $869,000 increase in net interest income after provision for loan losses partially offset by increases in non-interest expense and tax expense of $327,000 and $199,000, respectively.

INTEREST INCOME

Interest income increased $950,000, or 11.4%, to $9.3 million for the six months ended June 30, 1997 from $8.4 million for the comparable period last year.

Interest income on loans increased $343,000, or 7.2%, to $5.1 million for the six months ended June 30, 1997 from $4.7 million for the same period in 1996. The increase in interest on loans was primarily attributable to an increase in the average balance of loans outstanding during the period to $122.0 million for the six months ended June 30, 1997 from $107.4 million for the same period in 1996. This was partially offset by a decrease in the average yield to 8.35% for the six months ended June 30, 1997 from 8.84% for the same period in 1996, reflecting current market rates of interest.

Interest income on mortgage-backed securities held to maturity increased $45,000, or 2.7%, to $1,706,000 for the six months ended June 30, 1997 from $1,661,000 for the same period in 1996. This increase was due to an increase in the average yield to 6.51% for the six months ended June 30, 1997 from 6.04% for the comparable period in 1996, partially offset by a decrease in the average balance of mortgage-backed securities held to maturity during the period to $52.4 million for the six months ended June 30, 1997 from $55.0 million for the same period in 1996. This decrease was due to normal amortization.

Interest income on investments held to maturity increased $442,000, or 44.4%, to $1.4 million for the six month period ending June 30, 1997 from $996,000 for the same period in 1996. This increase was primarily due to an increase in the average yield to 7.26% for the six months ended June 30, 1997 from 5.60% for the comparable period in 1996. This was coupled with an increase in the average balance of investments held to maturity during the period to $40.0 million for the six months ended June 30, 1997 from $35.6 million for the same period in 1996.

Interest income on securities available for sale increased $398,000, or 117.4% to $737,000 for the six months ended June 30, 1997, compared to $339,000 for the same period in 1996. The increase was due primarily to an increase in the average balance of securities available for sale during the period to $23.4 million for the six months ended June 30, 1997 from $12.5 million for the comparable period in 1996 as the Company implemented its leverage program. This was in addition to an increase in the average yield to 6.30% from 5.44% for the same period in 1996.

Interest income on mortgage-backed securities available for sale increased $47,000, or 59.5%, to $126,000 for the six month period ended June 30, 1997, compared to $79,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of mortgage-backed securities available for sale outstanding during the period to $4.0 million for the six months ended June 30, 1997 from $2.5 million for the same period in 1996. This was coupled with an increase in the average yield to 6.30% from 6.23% for the same period in 1996.

INTEREST EXPENSE

Interest expense increased $56,000, or 1.2%, to $4.8 million for the six month period ended June 30, 1997, compared to $4.7 million for the same period in 1996. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $7.6 million for the six months ended June 30, 1997 with an average cost of 5.90%. The Company had no borrowed funds outstanding for the same period last year. This was partially offset by a decrease in the average cost of savings deposits to 4.35% for the six months ended June 30, 1997 from 4.50% for the same period last year, reflecting current market rates of interest.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $25,000, or 9.1%, to $300,000 for the six months ended June 30, 1997 from $275,000 for the same period in 1996. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.2 million, or 1.76% of gross loans at June 30, 1997, a decrease of $1.8 million, or 45.0%, from $4.0 million, or 3.51% of gross loans at June 30, 1996, and an increase of $700,000, or 46.67% from $1.5 million, or 1.20% of gross loans at December 31, 1996. Real estate owned decreased by $336,000, or $62.6%, to $201,000 at June 30, 1997 from $537,000 at December 31,
1996. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest bearing assets. At June 30, 1997 and December 31, 1996, the allowance for loan losses was $3.1 million and $3.1 million, respectively. The Company's ratio of non-performing assets to total assets was .83% at June 30, 1997, compared to 2.50% at June 30, 1996 and .83% at December 31, 1996.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the six months ended June 30, 1997 increased $30,000, or 31.9% to $124,000 from $94,000 for the same period last year. This increase was due primarily to an increase in NOW service charges as well as income generated by an increase in safe deposit box rental fees.

Non-interest expense increased $327,000, or 13.8%, to $2.7 million for the six month period ended June 30, 1997 from $2.4 million for the same period in 1996. This increase was primarily due to an increase in compensation and employee benefits of $322,000. The increase in compensation and employee benefit expense was due to the addition of staff at the Company's two new retail offices in Passaic and Morris Counties and the amortization of stock based benefit plans. This was coupled with an increase in other expenses such as legal stationary and supplies, telephone, postage and other operating expenses which are related to the establishment and start up of the Company's two new offices. Partially offsetting these expenses are reductions in the FDIC Insurance Premium of $167,000 for the six months ended June 30, 1997 and a net gain from real estate owned of $57,000 for the six months ended June 30, 1997 as compared to a loss of $68,000 for the same period in 1996.

INCOME TAX EXPENSE

Income tax expense increased $199,000, or 50.6%, to $592,000 for the six months ended June 30, 1997 from $393,000 for the same period in 1996. The increase was due to the Company's increased net income for the six months ended June 30, 1997, compared to the same period in the prior year.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 29, 1997, the Registrant held its Annual Meeting of Shareholders to elect members of its Board of Directors. The following Directors received the votes indicated:

      Kathleen Fisher:

      For:  2,642,143         Withhold:  5,825        Broker Non-Votes:  0
            ---------                    -----                           -

      Robert O'Neill:

      For:  2,644,643         Withhold:  3,325        Broker Non-Votes:  0
            ---------                    -----                           -


ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (27) Financial Data Schedule

     (b) Reports of Form 8-K

     The Registrant filed a current report on April 2, 1997 announcing a 4% stock buyback.

     The Registrant filed a current report on April 21, 1997 announcing a 5% stock buyback.

     The Registrant filed a current report on April 28, 1997 announcing the Registrant's earnings for the period ending March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    1ST BERGEN BANCORP



Date:                               By:  /s/  WILLIAM M. BRICKMAN
                                        ---------------------------------------
                                          William H. Brickman
                                          President and Chief Executive Officer


Date:                               By:  /s/ ALBERT E. GOSSWEILER
                                        ---------------------------------------
                                          Albert K. Gossweiler
                                          Executive Vice President and Chief
                                          Financial Officer