Form 10-Q
period 1997-09-30
1ST BERGEN BANCORP
filed 1997-11-12
CIK 1005016

================================================================================

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                         COMMISSION FILE NUMBER 0-27686


                               1ST BERGEN BANCORP
              ----------------------------------------------------
              (Exact name of registrant as specific in its charter)


           NEW JERSEY                                   22-3409845
--------------------------------                    -----------------
  State or other jurisdiction                          IRS Employer
of Incorporation or Organization                    Identification No.


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

                   Yes (X)                     No ( )
                       ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                 Outstanding at September 30, 1997
  ------------                             ---------------------------------
  Common Stock                                     2,864,535 shares

================================================================================

                            1ST BERGEN BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)

                                  (DOLLARS IN THOUSANDS)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997          1996
                                                     ------------   ------------
ASSETS:
      Cash and due from banks .....................   $  2,690       $  5,231
      Interest-bearing deposits in other banks ....     14,300          2,500
                                                      --------       --------
   Total cash and cash equivalents ................     16,990          7,731

      Investment securities held to maturity ......     55,081         33,136
      Investment securities available for sale ....     19,728         19,597
      Mortgage-backed securities held to maturity .     52,469         51,769
      Mortgage-backed Securities available for sale     10,682          2,824
      Loans receivable, net .......................    120,971        123,825
      Premises and equipment ......................      3,006          2,699
      Real estate owned ...........................        209            537
      FHLB stock ..................................      1,627          1,487
      Accrued interest and dividends receivable ...      1,808          1,466
      Deferred income taxes .......................      1,804          1,817
      Other assets ................................        363            185
                                                      --------       --------
TOTAL ASSETS ......................................   $284,738       $247,073
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Deposits ....................................   $215,516       $204,154
      FHLB Borrowings .............................     27,334           --
      Escrow ......................................        983            932
      Accrued income taxes ........................      1,069            592
      Other liabilities ...........................        955            160
                                                      --------       --------

TOTAL LIABILITIES .................................    245,857        205,838

TOTAL STOCKHOLDERS' EQUITY ........................     38,881         41,235
                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $284,738       $247,073
                                                      ========       ========




     See accompanying notes to (unaudited) consolidated financial statements



                                    1ST BERGEN BANCORP AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           (DOLLARS IN THOUSANDS)


                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                 --------------------    --------------------
                                                                    1997        1996        1997        1996
                                                                 --------    --------    --------    --------
INTEREST INCOME
      Interest on loans .......................................   $  2,440    $  2,470    $  7,531    $  7,218
      Interest on investment securities held to maturity ......        950         641       2,388       1,637
      Interest on securities available for sale ...............        485         279       1,222         618
      Interest on mortgage-backed securities held to maturity .        912         857       2,618       2,518
      Interest on mortgage-backed securities available for sale        126          45         252         124
      Interest on FHLB deposits ...............................        161          72         319         557
      FHLB stock dividends ....................................         28          24          77          71
                                                                  --------    --------    --------    --------

      Total interest income ...................................      5,102       4,388      14,407      12,743

INTEREST EXPENSE
      Deposits ................................................      2,399       2,247       6,937       6,953
      FHLB Borrowings .........................................        413           0         637           0
                                                                  --------    --------    --------    --------

      Total interest expense ..................................      2,812       2,247       7,574       6,953

NET INTEREST INCOME ...........................................      2,290       2,141       6,833       5,790

      Provision for loan losses ...............................        100         261         400         600
                                                                  --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION

FOR LOAN LOSSES ...............................................      2,190       1,880       6,433       5,190

NON-INTEREST INCOME:

      Loan fees and service charges ...........................         47          37         134          30
      Other income ............................................         33          17          70         103
                                                                  --------    --------    --------    --------

      Total other income ......................................         80          54         204         133

NON-INTEREST EXPENSE:
      Compensation and employee benefits ......................        861         558       2,389       1,723
      Occupancy expense .......................................         77          70         228         211
      Equipment ...............................................        113          97         334         292
      Advertising .............................................         45          47         152         136
      Federal deposit insurance premiums ......................         34       1,382         104       1,555
      Net (gain) loss from real estate owned ..................         24         143         (33)        211
      Insurance and bond premiums .............................         32          25          97          75
      Other ...................................................        303         229         919         658
                                                                  --------    --------    --------    --------

      Total non-interest expense ..............................      1,489       2,551       4,190       4,861

      Income (loss) before income taxes .......................        781        (617)      2,447         462

      Federal and state tax expense (benefit) .................        291        (218)        883         168
                                                                  --------    --------    --------    --------

            Net Income (loss) .................................   $    490    ($   399)   $  1,564    $    294
                                                                  ========    ========    ========    ========

      Earnings (loss) per share ...............................        .18        (.13)        .57        --
                                                                  --------    --------    --------    --------


                    See accompanying notes to (unaudited) consolidated financial statements







                               1ST BERGEN BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996

                                         (IN THOUSANDS)


                                                                                     SEPTEMBER 30
                                                                                 --------------------
                                                                                   1997        1996
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................................................   $  1,564    $    294
Adjustments to reconcile net income to net cash provided
by operating activities

      Provision for loan loss ................................................        400         600
      Net gain on sales of real estate owned .................................        (45)        (89)
      Depreciation of premises and equipment .................................        163         124
      Amortization of MRP shares .............................................        121        --
      Amortization of ESOP shares ............................................        177        --
      Net accretion of premiums and amortization of discounts ................         77          44
      Net decrease (increase) in deferred loan fees ..........................         27          (7)
      Increase in interest and dividends receivable ..........................       (342)       (358)
      Decrease in other assets ...............................................       (178)       (100)
      Increase in other liabilities ..........................................        795       1,373
      Increase in deferred income taxes ......................................          1         288
      Increase (decrease) in income taxes payable ............................        477        (121)
                                                                                 --------    --------
        Net cash provided by operating activities ............................   $  3,237    $  2,048
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease (increase) in loans receivable ............................   $  2,259    $(10,911)
      Purchases of investment securities held to maturity ....................    (29,986)    (29,949)
      Purchases of investment securities available for sale ..................    (24,550)    (13,000)
      Proceeds from sales of real estate owned ...............................        541       2,166
      Purchases of mortgage-backed securities held to maturity ...............    (10,169)     (9,715)
      Purchases of mortgage-backed securities available for sale .............     (9,621)     (3,128)
      Investment securities held to maturity called ..........................      7,000      16,670
      Investment securities available for sale called ........................     24,550        --
      Principle payments on investment securities held to maturity ...........      1,045         410
      Principle payments on mortgage-backed securities held to maturity ......      9,389      10,707
      Principle payments on mortgage-backed securities - available for sale ..      1,913         237
      Purchases of premises and equipment ....................................       (470)       (156)
      Purchases of FHLB-NY stock .............................................       (140)        (41)
                                                                                 --------    --------
        Net cash used in investing activities ................................   $(28,239)   $(36,710)
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits ....................................   $ 11,362    $ (4,714)
      Proceeds from issuance of common stock, net of ESOP loan ...............       --        28,082
      Purchase of shares by MRP ..............................................     (1,745)       --
      Purchase of treasury stock .............................................     (2,414)       --
      Net increase in advances by borrowers (taxes & insurance) ..............         51         216
      Net increase in borrowings .............................................     27,334        --
      Dividends paid .........................................................       (327)        (95)
                                                                                 --------    --------
            Net cash provided by financing activities ........................     34,261      23,489
            Net increase (decrease) in cash and cash equivalents .............      9,259     (11,173)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .....................      7,731      15,127
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...........................   $ 16,990    $  3,954
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the period for:
             Interest ........................................................      6,907       6,999
             Income taxes ....................................................        190        --

      Non-cash investing and financing activities:
        Transfer of loans to real estate owned ...............................   $    168    $    864


              See accompanying notes to (unaudited) consolidated financial statements

                       1ST BERGEN BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The Consolidated Financial Statements include the accounts of 1st Bergen Bancorp, (the "Company") and its wholly owned subsidiary South Bergen Savings Bank (the "Bank") and the Bank's wholly owned subsidiary South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank provides a full range of banking services to individuals and corporate customers through its branch system consisting of offices in Bergen, Morris and Passaic Counties. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for the Company and its subsidiary.

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the nine-month period ended September 30, 1997. The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

      During 1996 the Company changed its fiscal year end from September 30th to December 31st. This change enables the Company to conform to the financial reporting system of most publicly held companies.

2.    ORGANIZATION OF THE HOLDING COMPANY AND CONVERSION TO STOCK FORM OF
      OWNERSHIP

      On November 28, 1995, the Company was organized for the purpose of acquiring all of the capital stock of the Bank to be issued in the Bank's conversion from the mutual to stock form of ownership. On March 29, 1996, the Company completed an initial public offering. The offering resulted in the sale of 3,174,000 shares of common stock without par value of the Company ("Common Stock"), including the sale of 253,920 shares to the Bank's tax qualified Employee Stock Ownership Plan (the "ESOP").

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

3.    NET INCOME PER SHARE

      The Company completed its initial public offering on March 29, 1996, and accordingly, earnings per share data would not be meaningful for the nine-month period ending September 30, 1996.




4.    STOCKHOLDERS' EQUITY

      The components of stockholders' equity were as follows:


                                                                                September 30,  December 31,
                                                                                     1997          1996
                                                                                ------------   ------------
                                                                                   (dollars in thousands)

      Preferred Stock, no par value, 2,000,000 shares
        authorized:  No shares issued ..........................................       --            --

      Common Stock, no par value, 6,000,000 shares
        authorized:  3,174,000 shares issued ...................................   $ 30,692        30,621
        (2,864,535 shares outstanding)

      Retained earnings, substantially restricted ..............................     17,194      $ 15,957

      Unallocated ESOP Shares ..................................................     (2,433)       (2,539)

      Allocated MRP Shares .....................................................     (1,332)         --

      Unallocated MRP Shares ...................................................       (292)         --

      Net unrealized loss on securities available for sale,
        net of tax .............................................................       (640)         (910)

      Treasury stock at cost (309,465 shares) ..................................     (4,308)       (1,894)
                                                                                   --------      --------

      Total stockholders' equity ...............................................   $ 38,881      $ 41,235
                                                                                   ========      ========

5.    NON PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSSES

      Non-performing loans at September 30, 1997, and December 31, 1996, were as follows:


                                                                                September 30,  December 31,
                                                                                     1997          1996
                                                                                ------------   ------------
                                                                                  (dollars in thousands)
      Loans delinquent 90 days or more
        and other non-performing loans .........................................   $  2,192      $  1,522

      Loans delinquent 90 days or more and other
        non-performing loans as a percentage of gross loans ....................       1.76%         1.20%

      An analysis of the allowance for loan losses for the three-month periods ended September 30, 1997, and 1996 follows:

                                                                                September 30,  September 30,
                                                                                     1997          1996
                                                                                ------------   ------------
                                                                                 (dollars in thousands)

      Balance at the beginning of the period ...................................   $  3,126      $  4,747

      Provision charged to operations ..........................................        400           536

      Charge-offs, net .........................................................        461         1,614
                                                                                   --------      --------

      Balance at end of period .................................................   $  3,065      $  3,669
                                                                                   ========      ========

6.    RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. Management expects that basic EPS will increase as compared to primary EPS and that diluted EPS will decrease as compared to fully diluted EPS.

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
      (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                        1ST BERGEN BANCORP SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the third quarter ended September 30, 1997, of $490,000, compared to $416,000 for the same period last year before reflecting the one-time FDIC special assessment on thrift institutions to recapitalize the Savings Association Insurance Fund ("SAIF") which resulted in a net loss for the third quarter 1996 of ($399,000). The third quarter 1997 income of $490,000 was a decrease of 14.0% from the $570,000 earned for the prior quarter. The $74,000 increase in earnings over the prior year period is primarily attributable to a $149,000 increase in net interest income, a decrease in the provision for loan losses of $161,000, partially offset by increases in non-interest expense and tax expense of $414,000 and $60,000, respectively, exclusive of the one-time SAIF assessment of $1.3 million.

ASSETS AND LIABILITIES

Total assets increased $37.7 million, or 15.2%, to $284.7 million at September 30, 1997, from $247.1 million at December 31, 1996. This increase is primarily attributable to management's decision to begin a leverage program in April 1997, using low cost Federal Home Loan Bank ("FHLB") borrowings to fund the purchase of higher yielding mortgage-backed securities and investment securities. Cash and cash equivalents increased $9.3 million, or 120.8%, to $17.0 million as of September 30, 1997, from $7.7 million at December 31, 1996, primarily due to the early maturity of investment securities. The Company had outstanding commitments totalling $10.0 million for the purchase of mortgage-backed and investment securities for October 1997 settlement. Loans receivable, net, decreased $2.8 million, or 2.26%, to $121.0 million at September 30, 1997, from $123.8 million at December 31, 1996. The decrease in loans receivable, net resulted from loan payoffs and amortizations in excess of new loan closings.

Mortgage-backed securities held to maturity increased $700,000, or 13.5%, to $52.5 million at September 30, 1997, from $51.8 million at December 31, 1996. Investment securities held to maturity increased $22.0 million, or 66.5%, to $55.1 million at September 30, 1997, from $33.1 million at December 31, 1996. The increase in mortgage-backed securities and investment securities held to maturity was due to the reinvestment of available funds in excess of mortgage loan closing requirements.

Investment securities available for sale increased slightly to $19.7 million at September 30, 1997, from $19.6 million as of December 31, 1996, due to an increase in the market price of the portfolio. Mortgage-backed securities available for sale, net, increased $7.9 million, or 282.1%, to $10.7 million at September 30, 1997, from $2.8 million at December 31, 1996, due in part to an increase in the market price of the available for sale portfolio and through the reinvestment of available funds in excess of loan closing requirements.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $2.3 million, or 5.6%, to $38.9 million at September 30, 1997, from $41.2 million at December 31, 1996. The decrease in stockholders' equity was due primarily to the repurchase by the Company of Common Stock in the amount of $4.4 million. Of the shares of Common Stock repurchased, $1.7 million were used to fund grants under the Company's Management Recognition Program ("MRP"). The additional $2.7 million of Common Stock was repurchased in connection with the Company's second 5% buyback program. This decrease was primarily offset by year-to-date income of $1.6 million. Additionally, the payment of cash dividends in the amount of $327,000 also reduced stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a bank's ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the FHLB of New York.

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At September 30, 1997, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $ 49.4 million, or 17.4% of total assets. This amount includes $31.9 million scheduled to mature within one year, which represented 11.2% of total assets and 14.8% of total deposits at September 30, 1997.

At September 30, 1997, the Company had commitments to originate and purchase loans totalling $1.4 million and $970,000, respectively, outstanding unused lines of credit of $5.2 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The Office of Thrift Supervision (OTS), which regulates activities of the bank, requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1997, and December 31, 1996, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of September 30, 1997, and December 31, 1996, are as follows:

                                                                                To be well capitalized
                                                                                ----------------------
                                                               For capital           under prompt
                                           Actual           adequacy purpose       correction action
                                     -----------------      -----------------      ------------------
                                     Amount      Ratio      Amount      Ratio      Amount       Ratio
                                     ------      -----      ------      -----      ------       -----
AS OF SEPTEMBER 30, 1997:

Tangible capital ................   $30,115      10.6%      $ 4,282      1.5%      $ 4,282       1.5%

Core capital ....................   $30,115      10.6%      $ 8,564      3.0%      $14,273       5.0%

Tier 1 risk-based capital           $30,115      10.6%      $ 4,303      4.0%      $ 6,455       6.0%

Risk-based capital ..............   $31,472      29.3%      $ 8,606      8.0%      $10,758      10.0%


AS OF DECEMBER 31, 1996:

Tangible capital ................   $28,151      11.4%      $ 3,712      1.5%      $ 3,712       1.5%

Core capital ....................   $28,151      11.4%      $ 7,425      3.0%      $12,374       5.0%

Tier 1 risk-based capital           $28,151      26.9%      $ 4,194      4.0%      $ 6,051       6.0%

Risk-based capital ..............   $29,477      28.1%      $ 8,387      8.0%      $10,484      10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME

For the three months ended September 30, 1997, net income increased $74,000 to $490,000 from $416,000 for the same period last year before reflecting the one-time FDIC special assessment on thrift institutions to recapitalize The SAIF, which resulted in a net loss for the third quarter 1996 of ($399,000). The increase in earnings is primarily attributable to a $149,000 increase in net interest income, a decrease in the provision for loan losses of $161,000, partially offset by increases in non-interest expense and tax expense of $414,000 and $60,000, respectively, exclusive of the one-time SAIF assessment of $1.3 million.

INTEREST INCOME

Interest on loans decreased slightly to $2.4 million for the three months ended September 30, 1997, from $2.5 million for the same period in 1996. The decrease in the interest on loans was primarily due to a decrease in the average yield from 8.64% to 7.92% reflecting current market rates of interest, offset by an increase in the average balance of loans outstanding during the period to $120.0 million for the three months ended September 30, 1997, from $114.3 million for the same period in 1996.

Interest on mortgage-backed securities held to maturity increased $55,000, or 6.4%, to $912,000 for the three months ended September 30, 1997, from $857,000 for the same period in 1996. The increase was due to an increase in the average yield from 6.19% to 6.73% while the average balance decreased $1.2 million to $54.2 million for the three months ended September 30, 1997, from $55.4 million for the same period last year.

Interest on investments held to maturity increased $309,000, or 48.2%, to $950,000 for the three months ended September 30, 1997, from $641,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of securities held to maturity during the period to $50.5 million for the three months ended September 30, 1997, from $42.6 million for the same period in 1996. This was coupled with an increase in the average yield to 7.52% for the three months ended September 30, 1997, from 6.03% for the same period in 1996.

Interest income on mortgage-backed securities available for sale increased $81,000, or 180.0%, to $126,000 for the three months ended September 30, 1997, compared to $45,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of mortgage-backed securities outstanding during the period to $8.8 million for the three months ended September 30, 1997, from $2.9 million for the same period in the prior year. This was offset partially by a decrease in the average yield to 5.72% for the three months ended September 30, 1997, from 6.29% for the same period in 1996.

Interest income on investment securities available for sale increased $206,000, or 73.8%, to $485,000 for the three months ended September 30, 1997, compared to $279,000 for the same period in 1996. The increase was due to an increase in the average balance outstanding to $27.0 million for the three months ended September 30, 1997, from $19.4 million for the same period last year coupled with an increase in the yield to 7.17% from 5.75%.

INTEREST EXPENSE

Interest expense increased $600,000, or 27.3%, to $2.8 million for the three month period ended September 30, 1997, compared to $2.2 million for the same period last year. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $27.3 million for the three months ended September 30, 1997, with an average cost of 6.04%. The Company had no borrowed funds outstanding for the same period last year. The average balance of savings deposits was $214.6 million with a cost of 4.47% for the three months ended September 30, 1997 compared to average deposits of $205.5 million and a cost of 4.37% for the same period last year. The increase in the average deposits of $9.1 million to $214.6 million at September 30, 1997, from $205.5 million at September 30, 1996, was due primarily to new deposit growth at the Company's Wanaque and Montville, New Jersey, offices which were opened within the last 12 months.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $100,000 for the three months ended September 30, 1997, compared to $261,000 for the same period last year. The decrease in the provision reflects a leveling off of the non-performing loans, reduced loan balance and the amount of the existing reserve balance. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.2 million, or 1.76% of gross loans at September 30, 1997, a decrease of $100,000, or 4.30%, from $2.3 million at September 30, 1996. Real estate owned decreased by $328,000, or 61.1%, to $209,300 at September 30, 1997, from
$537,000 at December 31, 1996. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest-bearing assets. At

September 30, 1997 and December 31, 1996, the allowance for loan losses was $3.1 million. The Company's ratio of non-performing assets to total assets was .84% at September 30, 1997, compared to .83% at December 31, 1996, and June 30, 1997.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $26,000, or 48.2%, to $80,000 for the three months ended September 30,1997, compared to $54,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense increased $300,000, or 25.0%, to $1.5 million for the three months ended September 30, 1997, from $1.2 million for the same period last year, exclusive of the one-time SAIF assessment of $1.3 million. The increase was primarily due to an increase in compensation and employee benefit expense of $303,000. The increase in compensation and employee benefit expense is due to the addition of staff at the Company's two new retail offices in Passaic and Morris counties, New Jersey, and the amortization of stock based benefit plans. Coupled with an increase in other expenses, these increases were partially offset by a reduction in real estate owned expenses.

INCOME TAX EXPENSE

Income tax expense increased $24,000, or 9.0%, to $291,000 for the three months ended September 30, 1997, from $267,000 for the same period in 1996, exclusive of the one-time SAIF assessment of $1.3 million. The increase was due to the Company's increased net income for the quarter ended September 30, 1997, compared to the same period last year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996

NET INCOME

For the nine months ended September 30, 1997, net income increased $455,000, or 41.0%, to $1.6 million from $1.1 million for the comparable period last year before the one-time SAIF assessment of $1.3 million. The $455,000 increase in earnings over the prior year is primarily attributable to a $1.2 million increase in net interest income after the provision for loan losses, partially offset by increases in non-interest expense and tax expense of $629,000 and $230,000, respectively, exclusive of the one-time SAIF assessment of $1.3 million.

INTEREST INCOME

Interest income increased $1.7 million, or 12.6%, to $14.4 million for the nine months ended September 30, 1997, from $12.7 million for the comparable period last year.

Interest on loans increased $313,000, or 4.3%, to $7.5 million for the nine months ended September 30, 1997, from $7.2 million for the same period in 1996. The increase in interest on loans was primarily attributable to an increase in the average balance of loans outstanding during the period to $121.3 million for the nine months ended September 30, 1997, from $109.7 million for the same period in 1996. This was partially offset by a decrease in the average yield to 8.28% for the nine months ended September 30, 1997, from 8.77% for the same period in 1996, reflecting current market rates of interest.

Interest income on mortgage-backed securities held to maturity increased $100,000, or 3.9%, to $2.6 million for the nine months ended September 30, 1997, from $2.5 million for the same period in 1996. This increase was due to an increase in the average yield to 6.59% for the nine months ended September 30, 1997, from 6.09% for the comparable period in 1996, partially offset by a decrease in the average balance of mortgage-backed securities held to maturity during the period to $53.0 million for the nine months ended September 30, 1997, from $55.1 million for the same period in 1996. This decrease was due to normal amortization.

Interest income on investments held to maturity increased $751,000, or 45.9%, to $2.4 million for the nine-month period ending September 30, 1997, from $1.6 million for the same period in 1996. This increase was primarily due to an increase in the average yield to 7.36% for the nine months ended September 30, 1997, from 5.76% for the comparable period in 1996. This was coupled with an increase in the average balance of investments held to maturity during the period to $43.3 million for the nine months ended September 30, 1997, from $37.9 million for the same period in 1996.

Interest income on securities available for sale increased $593,000, or 94.3%, to $1.2 million for the nine months ended September 30, 1997, compared to $629,000 for the same period in 1996. The increase was due primarily to an increase in the average balance of securities available for sale during the period to $25.5 million for the nine months ended September 30, 1997, from $14.8 million for the comparable period in 1996 as the Company implemented its leverage program. This was in addition to an increase in the average yield to 6.39% from 5.67% for the same period in 1996.

Interest income on mortgage-backed securities available for sale increased $140,000, or 125.0%, to $252,000 for the nine-month period ended September 30, 1997, compared to $112,000 for the same period in 1996. The increase was primarily due to an increase in the average balance of mortgage-backed securities available for sale outstanding during the period to $5.6 million for the nine months ended September 30, 1997, from $2.7 million for the same period in 1996. This was coupled with an increase in the average yield to 5.97% from 5.62% for the same period in 1996.

INTEREST EXPENSE

Interest expense increased $621,000, or 8.9%, to $7.6 million for the nine-month period ended September 30, 1997, compared to $7.0 million for the same period in 1996. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $14.2 million for the nine months ended September 30, 1997, with an average cost of 5.96%. The Company had no borrowed funds outstanding for the same period last year. This was partially offset by a decrease in the average cost of savings deposits to 4.37% for the nine months ended September 30, 1997, from 4.50% for the same period last year, reflecting current market rates of interest.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $200,000, or 33.3%, to $400,000 for the nine months ended September 30, 1997, from $600,000 for the same period in 1996. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.2 million, or 1.76% of gross loans at September 30, 1997, a decrease of $100,000, or 4.3%, from $2.3 million of gross loans at September 30, 1996.

Real estate owned decreased by $328,000, or $61.1%, to $209,300 at September 30, 1997, from $537,000 at December 31, 1996. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest bearing assets. At September 30, 1997, and December 31, 1996, the allowance for loan losses was $3.1 million. The Company's ratio of non-performing assets to total assets was
 .84% at September 30, 1997, compared to .83% at December 31, 1996, and June 30, 1997.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the nine months ended September 30, 1997, increased $71,000, or 53.4% to $204,000 from $133,000 for the same period last year. This increase was due primarily to an increase in NOW account service charges as well as income generated by an increase in safe deposit box rental fees.

Non-interest expense increased $629,000, or 17.7%, to $4.2 million for the nine-month period ended September 30, 1997, from $3.6 million for the same period in 1996 exclusive of the one-time SAIF assessment of $1.3 million. This increase was primarily due to an increase in compensation and employee benefits of $666,000. The increase in compensation and employee benefit expense was due to the addition of staff at the Company's two new retail offices in Passaic and Morris counties, New Jersey, and the amortization of stock based benefit plans. This was coupled with an increase in other expenses such as legal, stationary and supplies, telephone, postage and other operating expenses which are related to the establishment and start up of the Company's two new offices. Partially offsetting these expenses are reductions in the FDIC insurance premium of $151,000 for the nine months ended September 30, 1997, and a net gain from real estate owned of $33,000 for the nine months ended September 30, 1997, as compared to a loss of ($211,000) for the same period in 1996.

INCOME TAX EXPENSE

Income tax expense increased $230,000, or 35.2%, to $883,000 for the nine months ended September 30, 1997, from $653,000 for the same period in 1996, exclusive of the one-time SAIF assessment of $1.3 million. The increase was due to the Company's increased net income for the nine months ended September 30, 1997, compared to the same period in the prior year.

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

ITEM 2. CHANGES IN SECURITIES.

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. OTHER INFORMATION.

     None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     (27) Financial Data Schedule

     (b) Reports of Form 8-K

     The Registrant filed a current report on July 29, 1997, announcing the Registrant's earnings for the period ending June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    1ST BERGEN BANCORP


Date:                               By:   /s/ WILLIAM M. BRICKMAN
                                          --------------------------------------
                                          President and Chief Executive Officer


Date:                               By:   /s/ ALBERT E. GOSSWEILER
                                          --------------------------------------
                                          Executive Vice President and Chief
                                          Financial Officer