Form 10-K
period 1997-12-31
1ST BERGEN BANCORP
filed 1998-04-01
CIK 1005016

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended December 31, 1997
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________________

                            COMMISSION FILE #0-27685.

                               1ST BERGEN BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   22-3409845
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of class)

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

     As of March 20, 1998, there were issued and outstanding 2,741,935 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $20.75 closing price of such stock as of March 20, 1998, was $47,737,554. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

================================================================================

                               1ST BERGEN BANCORP

                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1. BUSINESS

     1st Bergen Bancorp (the "Company") is a New Jersey business corporation and unitary savings and loan holding company under the Home Owner's Loan Act of 1933, as amended (the "HOLA"). The Company was incorporated on November 28, 1995, for the purpose of acquiring South Bergen Savings Bank (the "Bank") in connection with the Bank's conversion from the mutual form of ownership to the stock form of ownership. Management of the Bank believed that establishing a holding company structure in connection with the mutual to stock conversion would facilitate certain operations of the Bank, including acquisition of other financial institutions, and provide additional financial flexibility for the growth of the Bank. On March 29, 1996, the Bank converted from the mutual to stock form and the Company acquired 100% of the outstanding stock of the Bank. The principal activities of the Company are owning and supervising the Bank.

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

     The Bank has historically operated through its main office located in Wood-Ridge and its branch in East Rutherford, New Jersey. Since consummation of the Bank's mutual to stock conversion, the Company, seeking to expand its franchise through the establishment of new offices, has opened a supermarket branch in Wanaque, Passaic County, in September of 1996, and a stand alone branch in Montville, Morris County, in March 1997. The Company seeks to use expansion of its branch network as a means of expanding its existing trade area and entering into new trade areas. Management believes that these three areas are growing economically and are not adequately served by branches of the Bank's larger competitors. In addition, Management of the Company is familiar with these areas. Therefore, Management believes that expansion of the Company's trade area into these locations will provide the Company with additional opportunities to grow. The Company intends to continue to establish additional branches in locations which Management believes are underserved by larger institutions and which have a need for the Company's products and services. New branches may either be supermarket branches or traditional stand-alone branches. These additional branches may constitute an additional presence in trade areas currently served by the Company or expansion into new trade areas.

MARKET AREA AND COMPETITION

     The Company conducts business as a community-oriented savings bank, offering a variety of financial services to meet the needs of the communities it serves. The Company's primary market area for deposit gathering includes the neighborhoods surrounding its four offices. The Bank operates two offices in Bergen County and one each in Morris and Passaic Counties, New Jersey. The Company's primary market area for loan originations is northern and central New Jersey, although the Company originates loans throughout the State of New Jersey.

     The Company faces significant competition both in making loans and in attracting deposits. Northern New Jersey has a high density of financial institutions, many of which are branches of significantly larger money center and regional banks which have resulted from the recent consolidation of the banking industry in New Jersey and surrounding states and which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds, mutual funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

PERSONNEL

     At December 31, 1997, the Company had a total of 52 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

     As a unitary savings and loan holding company, the Company is subject to supervision and regulation by the OTS and is subject to public reporting and other obligations under the Federal securities laws.

INDUSTRY RECAPITALIZATION OF SAIF

     On September 30, 1996, the Deposit Insurance Fund Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one-time special assessment of
65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. In addition, the Deposit Act separated the FDIC assessment into two components: first, deposit insurance premiums; and second, payment of interest and principal due on certain bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Based upon the Bank's March 31, 1995, SAIF assessable deposits, the after tax cost to the Bank of the special assessment was $815,000. As a result of the recapitalization of the SAIF, FDIC premium assessments to SAIF members, both in the form of insurance premiums and for repayment of the FICO obligations, was reduced from 23 basis points to 6.4 basis points for the healthiest thrift institutions. The Deposit Act also called for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. If a single charter was adopted, the Bank Insurance Fund ("BIF") and SAIF will be merged on January 1, 1999. At that time, all insured institutions will pay the same FDIC assessment. The Deposit Act also contained a provision which prohibits deposit migration for the purposes of evading the premium differential between BIF and SAIF members. At this time, Management is unable to predict when or if a unified federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

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

     Under the rules implementing the prompt corrective action provisions, an institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized". An institution that has a total risk-based capital ratio of 8.0% or greater, a Tier l risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the bank is rated composite "1" under the CAMEL rating system and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." An institution that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio of less than 4.0% is considered "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights and of purchased credit card relationships) to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." Under the rule, the appropriate federal banking agency may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the appropriate federal banking agency may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the appropriate federal banking agency determines the bank is in an unsafe or unsound condition, or the Bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 1997, the Bank's leverage ratio as calculated under the prompt corrective action rule was 10.6%, and so the Bank is deemed "well-capitalized."

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

REGULATORY CAPITAL

     The OTS's capital requirements applicable to the Bank consist of a "tangible capital requirement", a "leverage limit" and a "risk-based capital requirement".

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

     In April 1991, The OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5 will be required to maintain a ratio of core capital to adjusted total assets of 3.0%. All other savings associations will be required to maintain minimum core capital of 4.0% to 5.0% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each saving association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1997, the Bank's ratio of core capital to total adjusted assets was 10.6%. The OTS prohibits savings associations from disclosing their CAMEL ratings. In addition, the OTS limits the amount of purchased mortgage servicing rights includable as core capital to 50.0% of such capital.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1997, the Bank had $1.6 million in FHLB of New York stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 7.74%, and were 6.60% for the year ended December 31, 1997. All 12 FHLBs provide financial assistance for the resolution of troubled savings associations and contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

     A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a commercial bank or be subject to certain statutory restrictions. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test. As of December 31, 1997, the Bank was in compliance with the QTL requirement. At December 31, 1997, 74.6% of the Bank's assets were "qualified thrift investments".

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

     (B) INDUSTRY SEGMENTS - The Registrant has only one industry segment, banking.

     (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES - Not Applicable

ITEM 2. PROPERTIES

     At December 31, 1997, the Bank conducted its business through its four offices located at 250 Valley Boulevard, Wood-Ridge, New Jersey 07075, 20 Willow Street, East Rutherford, New Jersey, 4 Union Avenue, Haskell, New Jersey, 339 Main Road, Route 202, Montville, New Jersey. The following table sets forth certain information regarding the Bank's properties.

                                                   ORIGINAL      DATE OF          FURNITURE            NET BOOK
                                   LEASED        DATE LEASED       LEASE             AND               VALUE OF
     LOCATION                     OR OWNED       OR ACQUIRED    EXPIRATION        EQUIPMENT            PROPERTY
     --------                     --------       -----------    ----------        ---------            --------

250 Valley Boulevard                Owned            1957           --             $138,758           $2,406,884
Wood-Ridge, NJ

20 Willow Street                    Owned            1970           --             $ 24,685           $   63,891
East Rutherford, NJ

4 Union Avenue                      Leased           1996           2001           $ 52,724           $   90,974
Haskell, NJ

339 Main Road                       Leased           1997           2002           $108,423           $  125,758
Route 202
Montville, NJ

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET INFORMATION

     The Company's common stock is quoted on the Nasdaq National Market. The Nasdaq symbol for the Company's common stock is FBER. The Company commenced trading on April 1, 1996. As of March 20, 1998, there were 640 registered holders of the Company's common stock.

     The following table represents the high and low closing price for the common stock and the dividends paid for the quarterly periods ending on the dates indicated below:

                                        High      Low    Dividend
                                        ----      ---    --------
                  December 31, 1997    19 1/2   17 1/2    $0.05
                  September 30, 1997   19 1/2   15 1/4    $0.05
                  June 30, 1997        15 1/4   12 7/8    $0.03
                  May 31, 1997         15 1/8   11 3/8    $0.03
                  December 31, 1996    12 1/8   10 3/4    $0.03
                  September 30, 1996   11 1/8    9        $0.03
                  June 30, 1996        10        9           --

     The Company has declared a cash dividend for each successive calendar quarter beginning with September 1996 and has again done so for the quarter ending March 31, 1998. However, no assurance can be given that dividends will be paid in the future since payments of such dividends will be based on current and prospective earnings, anticipated growth and the capital position of the Company. In addition, earnings and the financial condition of the Bank and applicable governmental policies and regulations would also effect the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA OF THE BANK


                                                                             AT DECEMBER 31,
                                                                             ---------------
                                                    1997          1996           1995            1994          1993
                                                    ----          ----           ----            ----          ----
SELECTED FINANCIAL CONDITION DATA:

Total assets                                      $290,345       $246,553       $225,046       $215,130       $219,107
Loans receivable, net                              127,818        123,825        109,051        120,831        129,566
Investment securities held to maturity              46,903         33,136         39,510         38,963         36,914
Mortgage-backed securities held to maturity         52,458         51,769         54,869         41,222         28,315
Mortgage-backed securities available for sale       10,445          2,824              0              0              0
Investment securities available for sale            41,090         19,597          6,778          6,349              0
Deposits                                           217,426        204,154        209,213        194,838        204,436
Real estate owned, net                                 118            537          1,926            265            525
Advances from FHLB                                  31,334              0              0          4,250              0
Stockholders' equity                                39,270         41,235         14,667         13,778         13,426

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                              1997           1996            1995            1994            1993
                                                              ----           ----            ----            ----            ----

SELECTED OPERATING DATA:
Interest income                                              $19,502        $17,238        $ 15,276         $15,298        $ 17,161
Interest expense                                              10,431          9,172           8,579           6,788           7,602
                                                              ------        -------        --------         -------        --------
Net interest income                                            9,071          8,066           6,697           8,510           9,559
Provision for loan losses                                        475            725           1,005           2,540           3,042
                                                              ------        -------        --------         -------        --------
Net interest income after provision
 for loan losses                                               8,596          7,341           5,692           5,970           6,517
Non-interest income (loss)                                       289            201            (199)            142             148
Net loss from real estate owned                                   11            261              93              97             912
Other non-interest expense                                     5,698          6,079           4,682           4,524           4,255
Income before income tax expense                               3,176          1,202             718           1,491           1,498
Income taxes (benefit)                                         1,059            446             260             536            (727)
                                                              ------        -------        --------         -------        --------
Net income                                                   $ 2,117        $   756        $    458         $   955        $  2,225
                                                             =======        =======        ========         =======        ========


                                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                  1997           1996           1995            1994          1993
                                                                  ----           ----           ----            ----          ----

SELECTED FINANCIAL RATIOS:
Return on average assets                                           .78%           .31%          0.21%            .44%         1.02%
Return on average equity                                          7.14%          1.99%          3.19%           6.74%        18.41%
Equity to assets                                                 13.53%         16.72%          6.52%           6.40%         6.13%
Net interest rate spread                                          2.93%          2.90%          3.05%           3.85%         4.73%
Net interest margin                                               3.48%          3.43%          3.19%           4.01%         4.71%
Non-interest income (loss) to average
assets                                                             .11%          0.08%          (.09%)           .06%          .07%
Non-interest expense to average assets                            2.09%          2.57%          2.19%           2.11%         2.37%
Efficiency ratio (1)                                             60.89%         60.97%         73.48%          53.41%        53.23%
Average interest earning assets to
average interest bearing liabilities                            113.60%        112.62%        103.47%         104.87%        99.50%

----------

(1) Total non-interest expense divided by the sum of net interest income and non-interest income. Excludes effect of one-time FDIC special SAIF assessment for 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Total assets increased $43.7 million, or 17.7%, to $290.3 million at December 31, 1997, from $246.6 million at December 31,1996. This increase is primarily attributable to Management's decision to begin a leverage program in April 1997 using low-cost Federal Home Loan Bank ("FHLB") borrowings of $31.3 million to fund the purchase of higher yielding mortgage-backed securities and investment securities. Loans receivable-net increased $4.0 million to $127.8 million at December 31, 1997, from $123.8 million at the end of 1996. These increases were offset by a decrease in cash and cash equivalents of $4.5 million to $3.2 million at December 31, 1997, from $7.7 million at December 31, 1996.

     In addition to the $31.3 million of FHLB advances used in the leverage program, total liabilities increased also as a result of total deposits increasing $13.2 million, or 6.46%, to $217.4 million for the year ended December 31, 1997, from $204.2 million at the end of 1996.

     Stockholders equity decreased $1.9 million, or 4.61%, to $39.3 million at December 31, 1997, from $41.2 million at December 31, 1996. This decrease was primarily due to an increase in treasury stock of $2.7 million to $4.6 million at December 31, 1997, from $1.9 million for the same period last year. The Company is continuing in its stock buyback program as it considers it to be a way to enhance shareholder value and a prudent use of capital. Retained earnings increased $1.6 million, or 10.0%, to $17.6 million at December 31, 1997, from $16.0 million at the end of 1996.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

     General. Net income for the year ended December 31, 1997, was $2.1 million, compared with $756,000 for the year ended December 31, 1996, which amount reflected a one-time non-recurring FDIC special assessment to recapitalize the Savings Association Insurance Fund (SAIF) as mandated by Congress. The after tax cost to the Company of this special assessment was $815,000.

     Net Interest Income. For the year ended December 31, 1997, net interest income increased $1.0 million, or 12.3%, to $9.1 million from $8.1 million for the year ended December 31, 1996. The Company's net interest rate spread increased slightly to 2.93% from 2.90% for the year ended December 31, 1997.

     Interest Income. Total interest income increased $2.3 million, or 13.4%, to $19.5 million for the year ended December 31, 1997, from $17.2 million for the year ended December 31, 1996. This increase was due to an increase in the average balance of earning assets of $25.4 million, or 10.8%, to $260.6 million for the year ended December 31, 1997, from $235.2 million for the year ended December 31, 1996.

     Interest income on loans increased $238,000, or 2.4%, to $10.0 million for the year ended December 31, 1997, from $9.8 million for the year ended December 31, 1996. The average balance of the loan portfolio increased $7.7 million, or 6.7%, to $122.1 million at December 31, 1997, from $114.4 million for the year ended December 31, 1996. This was offset by a decrease in the average yield of the loan portfolio to 8.23% for the year ended December 31, 1997, from 8.58% for the year ended December 31, 1996. Interest income on mortgage-backed securities held to maturity increased $172,000, or 5.1%, to $3.5 million for the year ended December 31, 1997, from $3.4 million for the year ended December 31, 1996. This was due to an increase in the average yield to 6.62% from 6.18% for the year ended December 31, 1996. This increase was offset by a decrease in the average balance of mortgage-backed securities held to maturity of $990,000, or 1.8%, to $53.3 million from $54.3 million for the year ended December 31, 1996. Interest income on mortgage-backed securities available for sale increased $272,000, or 174.1%, to $428,000 for the year ended December 31, 1997, from $156,000 for the preceding year. This was due to increases in both the average balance and the average yield. The average balance increased $3.5 million, or 129.6%, to $6.2 million for 1997 from $2.7 million for the year ended December 31, 1996. This was coupled with an increase in the average yield to 6.89%, for the year ending December 31, 1997 from 5.81% for the year ended December 31, 1996.

     Interest income on investments held to maturity increased $795,000, or 26.7%, to $3.8 million for the year ended December 31, 1997, from $3.0 million for the same period last year. This increase was due to an increase in the average balance of $5.4 million, or 11.9%, to $50.7 million for the year ended December 31, 1997, from $45.3 million for the year ended December 31, 1996. The investments held to maturity portfolio also experienced an increase in the average yield to 7.24% from 6.37%. Interest income on investments available for sale increased $787,000, or 84.3%, to $1.7 million from $933,000 for the year ended December 31, 1996. This increase was due primarily to an increase in the average balance of $9.6 million, or 56.5%, to $26.6 million for the year ended December 1997 from $17.0 million for the year ended 1996. In addition, the average yield increased 97 basis points to 6.46% from 5.49% for the year ended December 31, 1996.

     Interest Expense. Interest expense increased by $1.2 million, or 13.0%, to $10.4 million for the year ended December 31, 1997, from $9.2 million for the year ended December 31, 1996. This increase was primarily attributable to the cost associated with the borrowed funds used by the Bank in its leverage program. For the year ended December 31, 1997, the Bank's average cost of funds on deposits and borrowings increased to 4.55% from 4.43% for the period ended December 31, 1996. The average balance of certificate accounts increased by $1.2 million, or 0.94%, to $129.7 million for the year ended December 31, 1997, from $128.5 million for the year ended December 31, 1996, while the average balance of core deposits increased by $3.5 million, or 4.45%, to $82.2 million for the year ended December 31, 1997, from $78.7 million for the year ended December 31, 1996. The average balance of borrowed funds for the year ended December 31, 1997, was $17.6 million with an average cost of 6.04%. The Company anticipates increasing its borrowings in future periods to fund increases in its asset base through the purchase of investments and mortgage-backed securities. Interest expense may increase in future periods due to such borrowings.

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1997, decreased $250,000 or 34.5%, to $475,000 from $725,000 for the year ended December 31, 1996. The decrease provision reflects a continued decline in the amount of newly classified loans and the continuing resolution of existing non-performing assets. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, increased $600,000, or 40.0%, to $2.1 million at December 31, 1997, from $1.5 million at December 31, 1996. At December 31, 1997, and December 31, 1996, the allowance for loan losses was $3.1 million.

     Future provisions for loan losses will continue to be based on Management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated future losses. Although Management uses the best information available, adjustments may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

     Non-Interest Income. Non-interest income increased $88,000, or 43.9%, to $289,000 for the year ended December 31, 1997, from $201,000 for the prior year. The increase was due to several factors including increases in the safe deposit box rental fees, service charges on NOW accounts and late charges on mortgage loans.

     Non-Interest Expense. Non-interest expense increased $700,000, or 14.0% to $5.7 million for the year ended December 31, 1997, from $5.0 million for the prior year; exclusive of the one-time FDIC special assessment. This increase was due primarily to an increase in compensation and benefit expense of $800,000. The increase in compensation and employee benefit expense is due to the addition of staff at the Company's two new retail offices in Passaic and Morris Counties, New Jersey, and the amortization of stock based benefit plans beginning in 1997. The addition of the two new retail offices also resulted in small increases in occupancy, equipment and advertising costs. These increases were partially offset by a reduction in FDIC insurance expense.

     Income Tax Expense. Income tax expense increased $614,000, or 137.7%, to $1.1 million for the year ended December 31, 1997, from $446,000 for the prior year. The increase was due to the Company's increased income before taxes for the year ended December 31, 1997, compared to the same period in 1996.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

     General. Net income for the year ended December 31, 1996, was $756,000 compared with $458,000 for the same period in 1995. This increase reflects an increase in net interest income offset by the one-time SAIF assessment of $1.3 million.

     Net Interest Income. For the year ended December 31, 1996, net interest income increased $1.4 million, or 20.5%, to $8.1 million for the year ended December 31, 1996, from $5.7 million for the prior period. The Company's net interest rate spread decreased slightly by 15 basis points to 2.90% from 3.05% for the year ended December 31, 1995. This was offset by an increase in interest earning assets of $25.4 million, or 12.11%, to $235.2 million for the year ended December 31, 1996, from $209.8 million for the year ended December 31, 1995.

     Interest Income. Total interest income increased $1.9 million, or 12.4%, to $17.2 million for the year ended December 31, 1996, from $15.3 million for the same period in the prior year. This increase resulted primarily from increases in interest income on mortgage-backed securities and investment securities offset by decrease in interest income on mortgage loans.

     The average balance of the loan portfolio decreased $1.7 million, or 1.46%, to $114.4 million for the year ended December 31, 1996, from $116.1 million for 1995. This was coupled with a decrease in the average yield on loans from 8.83% for the period ending December 31, 1996, to 8.58% for the year ended 1995. The decrease in the loan portfolio reflected payments exceeding originations and new loan purchases as the Bank continued to experience weak loan demand in its primary market area. The decrease in yield reflected the repayment of higher yielding loans in the Bank's portfolio and reinvestment of such proceeds in lower yielding new loans, both through originations and purchases.

     Interest income on mortgage-backed securities held to maturity increased $900,000, or 36.7%, to $3.4 million for the year ended December 31, 1996, from $2.5 million for the prior year. The increase in income was due partly from an increase in the average balance of mortgage-backed securities held to maturity of $10.4 million, or 23.7%, to $54.3 million from $43.9 million for the prior year. This was coupled with an increase in the average yield to 6.18% from 5.59% reflecting current market rates of interest.

     Interest income on investments held to maturity increased $800,000, or 38.1%, to $3.0 million for the year ended December 31, 1996, from $2.2 million for 1995. The average balance increased $3.6 million, or 8.30%, to $46.8% million for 1996 from $43.2 million for the year ended December 31, 1995. This was coupled with an increase in the average yield from 5.09% to 6.37%.


     Interest Expense. Interest expense increased by $600,000, or 7.0%, to $9.2 million for the year ended December 31, 1996, from $8.6 million for the prior year. This increase was primarily attributable to increased rates paid by the Bank on its deposit accounts. For the year ended December 31, 1996, the Bank's average cost of funds on deposits and borrowings increased to 4.43% for the period ending December 31, 1996, from 4.23% for 1995, reflecting current market rates of interest The Bank did not have any FHLBNY borrowings during the year ended December 31, 1996. For the year ended December 31, 1995, the Bank had FHLBNY borrowings with an average cost of 6.14% and average balance of $1.8 million.

     Provision for Loan Losses. The provision for loan losses decreased $280,000, or 27.9%, to $725,000 for the year ended December 31, 1996, from $1.0 million for the year ended December 31, 1995. The decreased provision reflects a decline in the amount of newly classified loans, the continuing resolution of existing non-performing assets and a decrease in the Bank's overall loan portfolio. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased by $3.7 million, or 71.2% to $1.5 at December 31, 1996, from $5.2 million at December 31, 1995. This represented a ratio of non-performing loans to total assets of 0.62% and 2.31% at December 1996 and 1995, respectively.

     Future provisions for loan losses will continue to be based on Management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated future losses. Although Management uses the best information available, adjustments may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control

     The Company's ratio of non-performing assets to total assets was 0.83% at December 31, 1996, compared to 3.16% at December 31, 1995. The allowance for loan losses was $3.1 million and $4.7 million at December 1996 and 1995, respectively.

     Non-Interest Income. Non-interest income increased $400,000, or 201.0%, to $202,000 for the year ended December 31, 1996, from a loss of $199,000 for the prior period. The increase is primarily attributable to a $412,000 loss on the sale of securities held for sale in 1995. The Bank sold $18.2 million of securities available for sale with below market rates of interest and reinvested the proceeds in higher yielding securities held to maturity..

     Non-Interest Expense. Non-interest expense increased $300,000, or 6.3%, to $5.1 million exclusive of the one-time SAIF assessment of $1.3 million compared to $4.8 million for the year ended December 31, 1995. The increase was due primarily to an increase in net loss from real estate owned of $146,000, or 127.0%, to $261,000 for the year ended December 31, 1996, from $115,000 for 1995. Real estate owned expense increased primarily due to costs incurred by the Bank to protect the priority of its liens on collateral and the costs associated with maintaining and managing properties. Compensation and employee benefit expense increased $190,000, or 8.4%, to $2.4 million for the year ended December 31, 1996, from $2.3 million for 1995.

     Income Tax Expense. Income tax expense increased $186,000, or 71.7%, to $446,000 for the year ended December 31, 1996, as compared to $260,000 for the prior year. The increase was due to the Company's increased income before taxes for the year ended December 31, 1996, compared to the same period in 1995.

MARKET RISK AND INTEREST RATE SENSITIVITY ANALYSIS

     Market risk is the potential loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management activity monitors and manages its interest rate risk exposure.

     The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital, and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) of management with oversight provided by the Board of Directors. The ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings and current market conditions and interest rates.

     The Company utilizes the following strategies to manage its interest rate risk: (1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than ten years, (2) purchasing fixed rate mortgage-backed securities with fixed maturities of no more than 15 years, (3) the origination and purchase of mortgage loans with maturity dates to 30 years providing the mortgage loan is market qualified. (4) reducing long-term fixed rate mortgage-backed securities through principal repayments and prepayments, and (5) purchasing short term and adjustable rate investment securities, including U.S. Treasury and agency securities with maturities no greater than 15 years.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. The Company's loan prepayment assumptions are based upon actual historic prepayment rates and market prepayment speeds, which are 10% per annum for loans, and a range of 10% to 38% per annum (based upon the underlying interest rate) for all mortgage-backed securities. Management believes these assumptions are reasonable. Liability balances are spread upon the FDIC proposed distribution rules, effective March 1996. Based upon these assumptions, net interest-bearing liabilities maturing or repricing within one year of December 31, 1997, exceeded net interest-earning assets maturing or repricing within the same time period by $22.0 million, representing a negative cumulative one-year interest rate sensitivity gap of 7.73% of total assets. Accordingly, an increase in market interest rates would be expected to have an adverse impact on net interest income.


                                                                                                MORE THAN
                                                                   MORE THAN     MORE THAN     THREE YEARS
                                                      SIX MONTHS   SIX MONTHS   ONE YEAR TO      TO FIVE     MORE THAN
                                                       OR LESS    TO ONE YEAR   THREE YEARS       YEARS      FIVE YEARS      TOTAL
                                                      ----------  -----------   -----------     ----------   ----------      -----
                                                                                    (DOLLARS IN THOUSANDS)

Interest-earning assets:
     Mortgage loans                                    $ 16,559      $ 13,564      $ 29,603      $ 33,710      $ 27,081     $120,517
     Consumer and other loans                             4,176           320         1,325         1,420         3,003       10,244
     Interest earning deposits and
        FHLB stock                                        3,051          --            --            --            --          3,051
     Mortgage-backed securities                          21,059         7,978        12,955         5,768        14,995       62,755
     Investment securities                               39,456        21,000        23,345          --           4,950       88,751
                                                       --------     ---------      --------      --------       -------     --------
Total interest-earning assets                          $ 84,301      $ 42,862      $ 67,228      $ 40,898       $50,029     $285,318
                                                       ========     =========      ========      ========       =======     ========
Interest bearing liabilities:
     Savings accounts                                      --            --          28,412         9,471         9,471       47,354
     Club accounts                                         --            --             238            79            79          396
     NOW accounts                                         2,372          --           8,094         3,175         2,222       15,863
     Money market accounts                                5,217         5,217        10,434          --            --         20,868
     Certificates of deposit                             69,073        35,993        26,811         1,065          --        132,942
     Borrowings                                          16,834        14,500          --            --            --         31,334
                                                       --------     ---------      --------      --------       -------     --------
Total interest-bearing liabilities                       93,496        55,710        73,989        13,790        11,772     $248,757
                                                       --------     ---------      --------      --------       -------     ========
Interest sensitivity gap                               $ (9,195)     $(12,848)     $ (6,761)     $ 27,108       $38,257
                                                       ========     =========      ========      ========       =======
Cumulative interest sensitivity gap                    $ (9,195)     $(22,043)     $(28,804)     $ (1,696)      $36,561
                                                       ========     =========      ========      ========       =======
Cumulative interest sensitivity gap as
   a percentage of total assets                           (3.22%)       (7.73%)      (10.10%)       (0.59%)       12.81%
                                                       ========     =========      ========      ========       =======


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

     The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist within the institution. A change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its regulatory capital 50% of that excess change. The following table lists the Bank's percentage change in NPV assuming an immediate change of plus or minus up to 400 basis points from the level of interest rates at December 31, 1997.

                                   NET PORTFOLIO VALUE
                                   -------------------

        CHANGE IN
     INTEREST RATES
     IN BASIS POINTS       $ AMOUNT      $ CHANGE         % CHANGE
     ---------------       --------      ---------        --------
       (RATE SHOCK)             (DOLLARS IN THOUSANDS)

            +400 bp          9,784        -25,997            -73
            +300 bp         17,094        -18,687            -52
            +200 bp         24,693        -11,088            -31
            +100 bp         31,982         -3,800            -11
               0 bp         35,781             --             --
            -100 bp         38,875          3,093             +9
            -200 bp         40,982          5,201            +15
            -300 bp         43,500          7,719            +22
            -400 bp         46,626         10,845            +30

     As the table shows, increases in interest rates would result in decreases in the Bank's NPV, while decreases in interest rates will result in increases in the Bank's NPV. At December 31, 1997, if the Bank were subject to these specific OTS regulations, the Bank would not be required to deduct any amount from total capital for purposes of calculating the Bank's risk-based capital requirement.

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

YEAR 2000

     A great deal of information has been disseminated about the global year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the Year 1900 and compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company. Data processing is also essential to most other financial institutions and many other companies. The Company contracts with a service bureau to provide the majority of its data processing and is dependent upon purchased application software. In-house applications are limited to word processing and spreadsheet functions. The Company is in the process of ensuring that external vendors and the servicer are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the service bureau has a plan to become fully compliant in the very near future. Beginning in the fourth quarter of 1998, the Company will coordinate with the primary servicer end-to-end tests which allow the Company to simulate daily processing on sensitive century dates. In the evaluation, the Company will ensure that critical operations will continue if the servicer or vendors are unable to achieve the Year 2000 requirements. Upon the completion of the system inventory and vendor verification, the Company will identify critical applications and develop detailed plans for hardware/system upgrades and system replacements where necessary. Any delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company's statements of financial condition and the statements of income for the years ended December 31, 1997, 1996 and 1995 and reflects the average yield on assets and average costs that are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material differences in the information presented. For the purposes of calculating loan yields, average loan balances include non-accrual loans.


                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------

                                                                 1997                                         1996
                                                                 ----                                         ----
                                                AVERAGE                        AVERAGE       AVERAGE                      AVERAGE
                                                BALANCE       INTEREST        YIELD/COST     BALANCE        INTEREST     YIELD/COST
                                                -------       --------        ----------     -------        --------     ----------
                                                                              (DOLLARS IN THOUSANDS)

Assets:
  Interest-earning assets:
    Loans                                      $122,127        $ 10,047           8.23%       $114,396        $ 9,809          8.58%
      Mortgage-backed
        securities - HTM                         53,339           3,532           6.62%         54,329          3,360          6.18%
      Mortgage-backed
        securities - AFS                          6,211             428           6.89%          2,686            156          5.81%
      Investment securities
        - HTM                                    50,726           3,670           7.24%         45,277          2,884          6.37%
      Investment securities
        - AFS                                    26,636           1,720           6.46%         16,991            933          5.49%
      FHLB stock                                  1,606             106           6.60%          1,484             96          6.47%
                                               --------        --------           -----       --------        -------          -----
        Total interest-earning
          Assets                               $260,645        $ 19,503           7.48%       $235,163        $17,238          7.33%
  Non-interest-earning assets                    11,741                                         11,643
                                               --------                                       --------
          Total assets                         $272,386                                       $246,806
                                               --------                                       --------
  Liabilities and retained
   earnings:
    Interest-bearing
      liabilities:
    Savings, NOW, Club and
      Money market accounts                    $ 82,187        $  2,265           2.76%       $ 78,650        $ 2,238          2.85%
    Certificates of deposit                     129,708           7,105           5.48%        128,471          6,934          5.40%
    Borrowed funds                               17,554           1,061           6.04%           --             --            0.00%
                                               --------        --------           -----       --------        -------          -----
      Total interest-bearing
       Liabilities                             $229,449        $ 10,431           4.55%       $207,121        $ 9,172          4.43%
                                               --------        --------           -----       --------        -------          -----
    Non-interest-bearing
     liabilities                                  2,927                                          1,689
                                               --------                                       --------
       Total liabilities                        232,376                                        208,810
  Stockholders' equity                           40,010                                         37,996
                                               --------                                       --------
       Total liabilities and                   $272,386                                       $246,806
                                               --------                                       --------
  Net interest income/net
   interest rate Spread                                        $  9,072           2.93%                       $  8,066         2.90%
                                                               --------           -----                       --------         -----
  Net interest margin                                                             3.48%                                        3.43%
                                                                                  -----                                        -----
  Ratio of interest-earning
   assets to Interest-bearing
   liabilities                                                                    1.14x                                        1.14x
                                                                                  -----                                        -----



                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------

                                                          1995
                                                          ----
                                          AVERAGE                      AVERAGE
                                          BALANCE      INTEREST       YIELD/COST
                                          -------      --------       ----------
                                                (DOLLARS IN THOUSANDS)

Assets:
  Interest-earning assets:
    Loans                                $116,055       $10,245          8.83%
      Mortgage-backed
        securities - HTM                   43,925         2,457          5.59%
      Mortgage-backed
        securities - AFS                     --            --            0.00%
      Investment securities
        - HTM                              41,815         2,091          5.00%
      Investment securities
        - AFS                               6,589           373          5.66%
      FHLB stock                            1,439           110          7.65%
                                         --------       -------          -----
        Total interest-earning
          Assets                         $209,823       $15,276          7.28%
  Non-interest-earning assets               8,244
                                         --------
          Total assets                   $218,067
  Liabilities and retained
   earnings:
    Interest-bearing
      liabilities:
    Savings, NOW, Club and
      Money market accounts              $ 79,138       $ 2,220          2.81%
    Certificates of deposit               121,833         6,249          5.13%
    Borrowed funds                          1,807           111          6.14%
                                         --------       -------          -----
      Total interest-bearing
       Liabilities                       $202,778       $ 8,580          4.23%
                                         --------       -------          -----
    Non-interest-bearing
     liabilities                              922
                                         --------
       Total liabilities                  203,700
  Stockholders' equity                     14,367
                                         --------
       Total liabilities and             $218,067
                                         --------
  Net interest income/net
   interest rate Spread                                $  6,696          3.05%
  Net interest margin                                                    3.19%
                                                                         -----
  Ratio of interest-earning
   assets to Interest-bearing
   liabilities                                                           1.03x
                                                                         -----

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

                                              YEAR ENDED DECEMBER 31, 1997            YEAR ENDED DECEMBER 31, 1996
                                                       COMPARED TO                            COMPARED TO
                                              YEAR ENDED DECEMBER 31, 1996           YEAR ENDED DECEMBER 31, 1995
                                              -----------------------------          ----------------------------
                                                   INCREASE (DECREASE)                    INCREASE (DECREASE)
                                             IN NET INTEREST INCOME DUE TO           IN NET INTEREST INCOME DUE TO
                                             -----------------------------           -----------------------------
                                                                   RATE/                                RATE/
                                             VOLUME     RATE      VOLUME     NET    VOLUME    RATE     VOLUME       NET
                                             ------     ----      ------     ---    ------    ----     ------       ---
                                                                         (IN THOUSANDS)

Interest-earning assets:
     Loans                                   $  663    $ (398)  $   (27)  $  238   $  (146)   $(294)  $     4     $ (436)
     Mortgage-backed securities - HTM           (61)      238        (5)     172       583      259        61        903
     Mortgage-backed securities - AFS           205        29        38      272        --       --       156        156
     Investment securities - HTM                347       392        47      786       173      573        47        793
     Investment securities - AFS                530       164        93      787       589      (11)      (18)       560
     FHLB stock                                   8         2        --       10         3      (16)       (1)      (14)
                                             ------    ------   -------   ------    ------    -----    ------     ------
          Total change in interest
             Income                          $1,692    $  427   $   146   $2,265    $1,202    $ 511    $  249     $1,962
                                             ------    ------   -------   ------    ------    -----    ------     ------
Interest-bearing liabilities:
     Savings, NOW, Club and money
        Market accounts                         101       (71)       (3)      27      (14)       32        --         18
     Certificates of deposit                     67       103         1      171      340       327        18        685
     Borrowed funds                           1,061        --        --    1,061     (111)       --        --       (111)
                                             ------    ------   -------   ------    ------    -----    ------     ------
          Total change in interest
             Expense                         $1,229    $   32   $    (2)   $1,259    $ 215    $ 359     $  18     $  592
                                             ------    ------   -------   ------    ------    -----    ------     ------
Change in net interest income                $  463    $  395   $   148  $1,006    $ 987      $ 152    $  231     $1,370
                                             ------    ------   -------   ------    ------    -----    ------     ------

LIQUIDITY AND CAPITAL RESOURCE

     Liquidity is a measure of a bank's ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the Federal Home Loan Bank of New York.

     While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At December 31, 1997, total liquid assets, consisting of cash, interest-bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $33.6 million, or 11.6%, of total assets. This amount includes $16.5 million scheduled to mature within one year, which represented 5.7% of total assets and 7.6% of total deposits at December 31, 1997.

     At December 31, 1997, the Bank had commitments to originate loans totalling $1.1 million, commitments to purchase loans of $3.2 million and outstanding unused lines of credit of $5.3 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Bank does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of December 31, 1997, the Bank had total risked-based capital ratio of 26.2%, a core-capital ratio of 10.6% and a tangible capital ratio of 10.6% which exceeded all regulatory capital requirements. The Company is considered well capitalized as of December 31, 1997.

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

     Loan Portfolio Composition. At December 31, 1997, the Company had total loans of $131.2 million, of which $108.9 million, or 83.0%, were one-to four-family first mortgage loans. The loan portfolio increased by $3.9 million over the balance of $127.3 million at December 31, 1996. The increase was primarily attributable to the origination and purchase of new loans as the Company began a more aggressive marketing program in conjunction with its planned franchise expansion. Of the one-to four-family first mortgage loans outstanding at December 31, 1997, 46.00% were ARM loans and 57.00% were fixed-rate loans. Non-residential real estate and multi-family mortgage loans outstanding at December 31, 1997, totalled $8.1 million, or 6.2% of total loans, and $3.9 million, or 3.0% of total loans, respectively. The remainder of the Bank's loans at December 31, 1997, consisted of consumer loans of $10.2 million, or 7.8% of total loans, primarily home equity and deposit account loans. At December 31, 1997, 26.2% of the gross loan portfolio had adjustable rates.

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

         The following table sets forth the composition of the Company's loan and mortgage-backed securities portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:




                                                                             AT DECEMBER 31,
                                                                             ---------------
                                                    1997                           1996                             1995
                                                    ----                           ----                             ----
                                                             PERCENT                         PERCENT                         PERCENT
                                        AMOUNT              OF TOTAL     AMOUNT             OF TOTAL      AMOUNT            OF TOTAL
                                        ------              --------     ------             --------      ------            --------
                                                                           (DOLLARS IN THOUSANDS)

First
mortgage
loans:
  One- to
   four-family                         $108,891               83.0%     $103,722               81.4%     $ 88,275              77.3%
  Multi-family                            3,934                3.0%        4,548                3.6%        5,892               5.2%
  Non-residential                         8,112                6.2%        9,628                7.6%       13,279              11.6%
                                       --------              ------     --------              ------     --------             ------
Total first
 mortgage
 loans                                 $120,937               92.2%     $117,898               92.6%     $107,446              94.1%
Consumer
 loans:
  Home
   equity
   lines of
   Credit                              $  9,513                7.3%     $  8,800                6.9%     $  6,331               5.6%
Auto                                        151                0.1%           26                0.0%            7               0.0%
Student                                    --                  0.0%           24                0.0%           21               0.0%
Deposit
 Account                                    421                0.3%          496                0.4%          371               0.3%
Unsecured                                    31                0.0%         --                  0.0%         --                 0.0%
Commercial:
Small
 business
 administration                             105                0.1%           73                0.1%         --                 0.0%
Unsecured                                    20                0.0%            4                0.0%         --                 0.0%
                                       --------              ------     --------              ------     --------             ------
Total other
 loans                                 $ 10,241                7.8%     $  9,423                7.4%     $  6,730               5.9%
                                       --------              ------     --------              ------     --------             ------
  Total loans                          $131,178              100.0%     $127,321              100.0%     $114,176             100.0%

Less:
 Deferred
  loan fees                                 299                              370                              379
 Allowance
  for loan losses                         3,061                            3,126                            4,746
                                       --------                         --------                         --------
 Total loans, net                      $127,818                         $123,825                         $109,051
                                       ========                         ========                         ========
Mortgage-backed
 Securities
 - HTM:
  GNMA                                 $ 17,605               27.7%     $ 12,905               23.6%     $ 13,896              25.3%
  FHLMC                                  28,881               45.5%       31,351               57.4%       36,639              66.8%
  FNMA                                    6,523               10.3%        7,513               13.8%        4,334               7.9%
                                       --------              ------     --------              ------     --------             ------
  Total mortgage-
   backed
   securities
   - HTM                               $ 53,009               83.5%     $ 51,769               94.8%     $ 54,869             100.0%
                                       ========              ======     ========              ======     ========             ======
Mortgage-backed
 Securities
  - AFS:
  FNMA                                   10,445               16.5%        2,824                5.2%           --               0.0%
                                       --------              ------     --------              ------     --------             ------
  Total mortgage-
   backed securities
   - AFS                                 10,445               16.5%        2,824                5.2%         --                 0.0%

Total mortgage-
 backed securities                     $ 63,454              100.0%     $ 54,593              100.0%     $ 54,869             100.0%
                                       ========              ======     ========              ======     ========             ======



                                               AT DECEMBER 31,
                                               ---------------
                                      1994                        1993
                                      ----                        ----
                                              PERCENT                    PERCENT
                            AMOUNT           OF TOTAL     AMOUNT        OF TOTAL
                            ------           --------     ------        --------
                                       (DOLLARS IN THOUSANDS)

First
mortgage
loans:
  One- to
   four-family             $ 97,419            77.1%     $ 99,296         74.6%
  Multi-family                6,192             4.9%        7,710          5.8%
  Non-residential            16,055            12.7%       17,985         13.5%
                           --------           ------     --------        ------
Total first
 mortgage
 loans                     $119,666            94.7%     $124,991         93.9%
Consumer
 loans:
  Home
   equity
   lines of
   Credit                  $  6,223             4.9%     $  6,902          5.2%
Auto                           --               0.0%         --            0.0%
Student                          20             0.0%          502          0.4%
Deposit
 Account                        430             0.4%          631          0.5%
Unsecured                      --               0.0%         --            0.0%
Commercial:
Small
 business
 administration                --               0.0%         --            0.0%
Unsecured                      --               0.0%         --            0.0%
                           --------           ------     --------        ------
Total other
 loans                     $  6,673             5.3%     $  8,035          6.1%
                           --------           ------     --------        ------
  Total loans              $126,339           100.0%     $133,026        100.0%

Less:
 Deferred
  loan fees                     435                           405
 Allowance
  for loan losses             5,073                         3,055
                           --------                      --------
 Total loans, net          $120,831                      $129,566
                           ========                      ========
Mortgage-backed
 Securities
 - HTM:
  GNMA                     $  1,039             2.5%     $  1,317          4.7%
  FHLMC                      34,854            84.6%       26,189         92.5%
  FNMA                        5,329            12.9%          809          2.9%
                           --------           ------     --------        ------
  Total mortgage-
   backed
   securities
   - HTM                   $ 41,222           100.0%     $ 28,315        100.0%
                           ========           ======     ========        ======
Mortgage-backed
 Securities
  - AFS:
  FNMA                         --               0.0%         --            0.0%
                           --------           ------     --------        ------
  Total mortgage-
   backed securities
   - AFS                       --               0.0%         --            0.0%

Total mortgage-
 backed securities         $ 41,222           100.0%       28,315        100.0%
                           ========           ======     ========        ======

     Loans and Mortgage-Backed Securities Maturity. The following table shows the contractual maturity of the Company's loans and mortgage-backed securities at December 31, 1997. The table does not include the effect of prepayments or scheduled principal amortization.


                                                                    AT DECEMBER 31, 1997
                                                                    --------------------
                                        ONE- TO    MULTI-                                        MORTGAGE-
                                         FOUR-     FAMILY        NON-        OTHER      TOTAL     BACKED
                                        FAMILY  RESIDENTIAL  RESIDENTIAL     LOANS      LOANS    SECURITIES    TOTAL
                                        ------  -----------  -----------     -----      -----    ----------    -----
                                                                       (IN THOUSANDS)

Amounts due:
        Within one year               $  7,442      $2,014      $3,199     $    61    $ 12,716     $ 4,167     $16,883
After 1 year:
        1 to 3 years                     8,873         296       1,254         318      10,741       8,985      19,726
        3 to 5 years                     6,026       1,072         964       1,397       9,459         150       9,609
        5 to 10 years                    7,685         140         726       4,169      12,720       4,053      16,773
        10 to 20 years                  12,797         412       1,476       4,296      18,981       4,223      23,204
        Over 20 years                   66,068          --         493          --      66,561      41,876     107,885
                                      --------      ------      ------     -------    --------     -------    --------
Total due after 1 year                 101,449       1,920       4,913      10,180     118,462      59,287     177,197
Total loans and mortgage-
   Backed securities                  $108,891      $3,934      $8,112     $10,241    $131,178     $63,454    $194,080
                                      ========      ======      ======     =======    ========     =======    ========
Less deferred loan fees                                                                    299          --         299
Less allowance for loan
   Losses                                                                                3,061          --       3,061
                                                                                      --------     -------    --------
   Total loans and mortgage-
        Backed securities, net                                                        $127,818     $63,454    $190,720
                                                                                      ========     =======    ========



     The following table sets forth, as of December 31, 1997, the dollar amount of all loans and mortgage-backed securities due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates:



                                                  DUE AFTER DECEMBER 31, 1998
                                                  ---------------------------
                                               FIXED     ADJUSTABLE       TOTAL
                                               -----     ----------       -----
                                                       (IN THOUSANDS)

First mortgage loans                          $58,481      $49,801      $108,282
Mortgage-backed securities                     32,383       26,352        58,735
Consumer loans                                  6,359        3,821        10,180
                                              -------      -------      --------
Total loans and mortgage-
  backed securities due
  after December 31, 1998                     $97,223      $79,974      $177,197
                                              =======      =======      ========

     The following table sets forth originations, loan purchases, sales and principal payments in the Company's loan and mortgage-backed securities portfolios for the periods indicated:



                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                           1997        1996           1995
                                                           ----        ----           ----
                                                                     (IN THOUSANDS)

Loans receivable, net at beginning of year             $ 123,825    $ 109,051    $ 120,831
  Loans originated:
       First Mortgage:
            One- to four-family                           12,672       22,208        2,967
       Consumer loans:
            Home equity                                    2,853        4,543        2,246
            Deposit account                                  170          658          568
            Student                                         --             42           46
         Auto                                                161           29            7
         Unsecured                                            35         --           --
       Commercial                                             58           80         --
                                                       ---------    ---------    ---------
              Total loans originated                      15,949       27,560        5,834
  Loans purchased                                          6,052        8,112          485
                                                       ---------    ---------    ---------
              Total loans originated
                and purchased                             22,001       35,672        6,319
  Loans Sold:
       First Mortgage:
            One- to four-family                             --          1,255         --
            Non-residential                                  523         --           --
       Consumer Loans:
            Student                                         --             38           45
                                                       ---------    ---------    ---------
              Total loans sold                               523        1,293           45
Principal repayments                                     (17,082)     (19,419)     (15,820)
Transfer of mortgage loans to real estate owned, net        (539)      (1,815)      (2,616)
Amortization of deferred fees                                 71            9           55
(Increase) decrease in allowance for loan losses              65        1,620          327
                                                       ---------    ---------    ---------
        Net loan activity                                  3,993       14,774      (11,780)
        Total loans receivable, net at end of year     $ 127,818    $ 123,825    $ 109,051
                                                       =========    =========    =========
Mortgage-backed securities at beginning of year        $  54,593    $  54,869    $  41,222
Mortgage-backed securities purchased                      24,862       12,844       20,654
Principal reductions                                     (16,651)     (13,001)      (6,926)
Net change in unrealized gain/loss on AFS                    186          (56)        --
Amortization of (premium) discount                           (87)         (63)         (81)
                                                       ---------    ---------    ---------
        Mortgage-backed securities at end of year      $  62,903    $  54,593    $  54,869
                                                       =========    =========    =========


     Residential Mortgage Lending. Although the Company previously offered loans secured by up to four family residences, since 1993 it only offers first mortgages on one- to two-family owner occupied residences. Loan originations are generally obtained from existing or past customers and referrals from real estate agents, builders and members of the local communities in which the Company has offices, as well as through correspondent relationships with mortgage brokers. Residential loan originations are secured by owner-occupied residences within the State of New Jersey. The Company also purchases loans from other sources such as mortgage bankers and other financial intermediaries. At December 31, 1997, the Company had $22.4 million of purchased loans. Purchased loans are underwritten pursuant to the Company's criteria and are secured by one- to four-family residential properties located within the State of New Jersey.

     At December 31, 1997, 83.0% of the Company gross loans consisted of one- to four-family residential loans. The Company commenced offering ARM loans in 1994, and currently emphasizes ARM loans. Because of consumer preference during a low interest rate environment, the majority of the portfolio, 73.8%, are still fixed rate loans. The Company generally originates one and two family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property, but will consider loan-to-value ratios of up to 95% if the loan amount exceeding the 80% loan-to-value ratio is insured by a private mortgage insurance company. The Company retains the ARM loans it originates for its loan portfolio.

     Non-residential and Multi-Family Real Estate Lending. At December 31, 1997, the Company's non-residential and multi-family real estate loan portfolio totalled $8.1 million and $3.9 million, or 6.2% and 3.0% respectively of the total loan portfolio. Non-residential loans consist mainly of first mortgages on mixed-use properties. Mixed use properties consist of properties containing both residential and mercantile uses. Although the Company ceased making these loans for a time, the Company has recently instituted a new program pursuant to which it will make loans secured by these types of properties on a case by case basis. These loans may entail additional risk beyond that incurred by the Company in its traditional one- to two-family owner-occupied lending, although loans of this type generally have higher yields and shorter terms.

     Consumer Loans. As of December 31, 1997, consumer loans totalled $10.2 million or 7.8% of the Company's total loan portfolio. The Company offers consumer loans in the form of home equity, auto, guaranteed student and passbook loans. The Company's home equity loans consist of first or second mortgage loans secured by owner occupied one- to two-family residences. Where the Company is a second mortgagee, the total debt secured by the residence may not exceed 75% of the market value of the residence. During 1997 the Company began to offer personal unsecured loans as well as personal and business overdrafts or cash reserve accounts.

     The Company originates owner occupied home equity loans secured by one and two family residences. Fixed rate loans are offered for up to 7- or 15-year periods. Home equity lines of credit and adjustable rate home equity loans are offered for a period not to exceed 15 years. On these loans, the Company requires that it be in either a first or second lien position. The loans are generally subject to 75% combined loan-to-value limitation, including any other outstanding mortgages or liens. The Company currently retains all home equity loans for its portfolio. These loans currently represent 7.3% of the Bank's portfolio and are classified as consumer loans.

MORTGAGE-BACKED SECURITIES

     The Company invests in mortgage-backed securities and utilizes such investments to complement its investment and mortgage lending activities. At December 31, 1997, mortgage-backed securities, totalled $62.9 million or 21.6% of total assets, an increase of $8.7 million, or 16.1%, over mortgage-backed securities of $54.6 million at December 31, 1996. This increase is attributable to the application of repayments in excess of loan origination requirements.

     At December 31, 1997, the Bank's entire mortgage-backed securities portfolio was directly insured or guaranteed by the GNMA, the FNMA or the FHLMC. Balloon and ARM backed loans comprise $25.6 million, or 40.8%, of the mortgage backed securities portfolio the balance is represented by 10-, 20- and 30-year fixed rate loans.

DELINQUENT LOANS AND FORECLOSED ASSETS

     Maintenance of asset quality is one of management's most important tasks. Management reviews delinquent loans on a continuous basis and the Board of Directors reviews delinquent loans monthly. The Company retains counsel experienced in real estate law and foreclosure procedures.

     The level of non-performing assets was $2.2 million at December 31, 1997, as compared to $2.1 million at December 31, 1996. At December 31, 1997, the Company held one parcel of REO with a value of $118,000, a decrease of $419,000, or 78.0%, from $537,000 at December 31, 1996. The decrease reflects Management's continued efforts to resolve the Company's non-performing assets.

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

     At December 31, 1997, the Company had special mention loans of $923,903. These loans consist of 10 loans with an average balance of $95,705.

     At December 31, 1997, the Company had loans 90 days or more past due of $2.1 million, or 1.6% of total loans. Loans 90 days or more past due consisted of 15 loans with an average balance of $ 137,000, of which 12 are secured by one- to four-family properties, 2 loans secured by mixed use properties and one consumer loan. The largest balance due on any of these loans was $262,347.

     The tables below set forth information concerning delinquent loans as of the periods indicated. The amounts represent the total remaining balances of the related loans and percentage of total loans outstanding, rather than the actual payment amounts which are overdue:

                                                  AT DECEMBER 31, 1997
                                                  --------------------
                                           60-89 DAYS         90 DAYS OR MORE
                                           ----------         ---------------
                                                PRINCIPAL            PRINCIPAL
                                       NUMBER    BALANCE     NUMBER   BALANCE
                                      OF LOANS  OF LOANS   OF LOANS  OF LOANS
                                      --------  --------   --------  -------
                                                  (DOLLARS IN THOUSANDS)

One- to four-family                       3        $306        12       $1,793
Multi-family residential/
 Non-residential                         --         --          2          261
Consumer Loans                            1           5         1            3
Commercial                               --         --         --         --
                                        ---        ----        --       ------
    Total delinquent loans                4        $311        15       $2,057
                                        ===        ====        ==       ======
Delinquent loans to
  gross loans                                      0.24%                  1.57%

                                                   AT DECEMBER 31, 1996
                                                   --------------------
                                             60-89 DAYS        90 DAYS OR MORE
                                             ----------        ---------------
                                                  PRINCIPAL            PRINCIPAL
                                        NUMBER     BALANCE    NUMBER   BALANCE
                                       OF LOANS   OF LOANS   OF LOANS  OF LOANS
                                       --------  --------   --------  -------
                                                 (DOLLARS IN THOUSANDS)

One- to four-family                        6         $44         9       $  865
Multi-family residential/
  Non-residential                          1           9         2          657
Consumer Loans                            --          --        --         --
Commercial                                --          --        --         --
                                          --         ---        --       ------
   Total delinquent loans                  7         $53        11       $1,522
                                         ===         ===        ==       ======
Delinquent loans to gross
  loans                                             0.42%                  1.20%


                                                   AT DECEMBER 31, 1996
                                                   --------------------
                                             60-89 DAYS        90 DAYS OR MORE
                                             ----------        ---------------
                                                  PRINCIPAL            PRINCIPAL
                                        NUMBER     BALANCE    NUMBER   BALANCE
                                       OF LOANS   OF LOANS   OF LOANS  OF LOANS
                                       --------  --------   --------  -------
                                                 (DOLLARS IN THOUSANDS)

One- to four-family                       5         $  34       18       $2,125
Multi-family residential/
  Non-residential                         3            74        8        3,017
Consumer Loans                           --           --         1           52
Commercial                               --           --        --         --
                                         ---        -----       --       ------
   Total delinquent loans                 8         $1,08       27       $5,194
                                         ===        =====       ==       ======
Delinquent loans to gross
  loans                                              0.95%                 4.55%



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

     The table below sets forth information regarding the Company's non-performing assets:

                                                                             AT DECEMBER 31,



                                                         1997              1996              1995           1994              1993
                                                        ------            ------            ------         ------            ------
                                                                             (DOLLARS IN THOUSANDS)

Non-accrual delinquent mortgage
  loans                                                 $2,054            $1,522            $5,194         $7,756            $6,796
Other non-accrual loans delinquent
  90 days or more                                            3              --                --               60              --
                                                        ------            ------            ------         ------            ------
      Total non-performing loans                         2,057             1,522             5,194          7,816             6,796
Total REO                                                  118               537             1,926            265               525
                                                        ------            ------            ------         ------            ------
      Total non-performing assets                       $2,175            $2,059            $7,120         $8,081            $7,321
                                                        ======            ======            ======         ======            ======
Non-performing loans to total gross
  loans                                                   1.57%             1.20%             4.55%          6.19%             5.11%
Non-performing assets to total
  gross loans and REO                                     1.66%             1.61%             6.13%          6.38%             5.48%
Non-performing loans to total
  assets                                                  0.71%             0.62%             2.31%          3.63%             3.10%
Non-performing assets to total
  assets                                                  0.75%             0.83%             3.16%          3.76%             3.34%


     Not included as non-accrual loans in the table above are balloon real estate loans which are still performing but which are beyond their original maturity date. Historically, those loans have either been paid off or extended at current market rates of interest by the Bank. These loans amounted to $84,758, $610,259, $808,192, $0, and $973,038 at December 31, 1997, 1996, 1995,
1994 and 1993, respectively.

     In addition to the loans included in the risk elements table above, and in the preceding paragraph, the Bank's internal loan review identified approximately $923,903 in loans which were performing but were classified as special mention at December 31, 1997. These loans, as well as the loans included in the risk elements table, and in the preceding paragraph, have been considered in the analysis of the adequacy of the allowance for loan losses.

     During the years ended December 31, 1997, 1996 and 1995, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, approximated $163,000, $277,030 and $951,300, respectively. Also, during the years ended December 31, 1997, 1996 and 1995 the amounts of interest income on non-performing loans that was included in income approximated $57,626, $37,426 and $100,434, respectively.

ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the Company's allowance for loan losses at or for the dates indicated:



                                                                              AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                   1997          1996           1995           1994            1993
                                                                   ----          ----           ----           ----            ----
                                                                                       (DOLLARS IN THOUSANDS)

Balance, beginning of year                                       $3,126         $4,746         $5,073         $3,055         $4,305
Provisions charged to operations                                    475            725          1,005          2,540          3,042
Loans charged off:
        One- to four-family residential                             177          1,327            635            500          2,845
        Multi-family residential                                      0           --             --                8            335
        Non-residential                                             413            863            737            200          1,144
        Land & construction loans                                  --              155           --               33           --
                                                                 ------         ------         ------         ------         ------
             Total loans charged off                                590          2,345          1,372            741          4,324


Recovery on loans:
        One- to four-family residential                            --             --               40            219              1
        Multi-family residential                                   --             --             --             --             --
        Non-residential                                              50           --             --             --               31
        Land & construction loans                                  --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
             Total recovery on loans                                 50           --               40            219             32
                                                                 ------
             Net loans charged off                                  540          2,345          1,332            522          4,292
                                                                 ------         ------         ------         ------         ------
             Balance, end of year                                $3,061         $3,126         $4,746         $5,073         $3,055
                                                                 ======        =======        =======        =======         ======
Ratio of net charge-offs during the year
  to average loans
  outstanding during the period                                    0.44%          2.05%          1.15%          0.43%          3.06%
Ratio of allowance for loans losses to
  non-performing loans                                           148.81%        205.39%         91.37%         64.91%         44.95%

     The following table sets forth the allocation of the Company's allowance for loan losses by loan type at the dates indicated:



                                  DECEMBER 31,

                                    1997                  1996                1995                 1994               1993
                                    ----                  ----                ----                 ----               ----
                                    PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE         PERCENTAGE
                                      OF LOANS              OF LOANS              OF LOANS              OF LOANS            OF LOANS
                                      TO GROSS              TO GROSS              TO GROSS              TO GROSS            TO GROSS
                            AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS    AMOUNT     LOANS
                            ------      -----     ------      -----     ------      -----     ------      -----    ------     -----
                                                                      (DOLLARS IN THOUSANDS)

Allocation of allowance
  for loan losses
   One- to four-family      $2,541      83.01%     $2,547     81.47%     $3,669     77.32%     $3,912     77.11%   $2,280     74.64%
   Multi-family                 92       3.00%        112      3.57%        245      5.16%        249      4.90%      177      5.80%
   Non-residential             189       6.18%        236      7.56%        552     11.63%        645     12.71%      413     13.52%
   Consumer loans              236       7.71%        229      7.34%        280      5.89%        267      5.28%      185      6.04%
   Commercial                    3       0.10%          2      0.06%         --      0.00%         --      0.00%       --      0.00%
                            ------    -------      ------    ------      ------    ------      ------    ------    ------    ------
Balance, end of year        $3,061    $100.00%     $3,126    100.00%     $4,746    100.00%     $5,073    100.00%   $3,055    100.00%
                            ======    =======      ======    ======      ======    ======      ======    ======    ======    ======


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

     At December 31, 1997, the Company's investment portfolio totalled $88.0 million, an increase of $35.3 million, or 67.0%. over total securities of $52.7 million at December 31, 1996.

     The following table shows the amortized value, weighted average yield, and maturities of the Company's investment securities portfolio, excluding FHLBNY stock at December 31, 1997:

                                                                                 AT DECEMBER 31, 1997
                                                                                 --------------------
                                                         LESS THAN                  1-5                         5-10
                                                           1 YEAR                  YEARS                       YEARS
                                                           ------                  -----                       -----
                                                                  WEIGHTED                 WEIGHTED                    WEIGHTED
                                                  CARRYING         AVERAGE  CARRYING       AVERAGE    CARRYING         AVERAGE
                                                   VALUE            YIELD    VALUE          YIELD      VALUE            YIELD
                                                   -----            -----    -----          -----      -----            -----
                                                                            (DOLLARS IN THOUSANDS)

Investments held to maturity:
  U.S. Government and
    agency securities                                 --             --      $3,000          6.28%    $28,953            7.22%
    Total
investments held
  to maturity                                         --             --      $3,000          6.28%    $28,953            7.22%
Investment
 securities
  Available for sale:
  Prudential Securities
    Trust                                           $7,053          4.83%      --              --          --              --
  U.S. Government and
    Agency securities                                 --             --      $3,000           5.97%    $ 9,409
    Total securities                                $7,053          4.83%    $4,977           5.97%    $ 9,409           7.27%



                                                                                 AT DECEMBER 31, 1997
                                                                                 --------------------
                                                                OVER 10                          TOTAL INVESTMENT
                                                                 YEARS                              SECURITIES
                                                                 -----                              ----------
                                                                         WEIGHTED                                        WEIGHTED
                                                     CARRYING            AVERAGE      CARRYING         MARKET             AVERAGE
                                                       VALUE              YIELD         VALUE           VALUE               YIELD
                                                       -----              -----         -----           -----               -----
                                                                                (DOLLARS IN THOUSANDS)

Investments held to maturity:                         $14,950              7.51%       $46,903          $47,252             7.26%
  U.S. Government and
    agency securities
    Total                                             $14,950              7.51%       $46,903          $47,252             7.26%
investments held
  to maturity
Investment
 securities
  Available for sale:                                    --             --             $ 6,751          $ 6,751             4.83%
  Prudential Securities
    Trust                                                --                7.31%       $34,345          $34,340             7.10%
  U.S. Government and
    Agency securities
    Total securities                                  $19,954              7.31%       $41,848          $41,091             6.69%



     The following table sets forth the composition of the Bank's investment in ("FHLB") overnight deposits, investment securities portfolio and FHLBNY stock at the dates indicated:




                                                                                         DECEMBER  31,
                                                                                         -------------
                                                                    1997                     1996                     1995
                                                                    ----                     ----                     ----
                                                          CARRYING         % OF     CARRYING        % OF    CARRYING          % OF
                                                            VALUE          TOTAL      VALUE         TOTAL     VALUE          TOTAL
                                                            -----          -----      -----         -----     -----          -----
                                                                                  (DOLLARS IN THOUSANDS)

FHLB overnight deposits                                       --            0.0%    $ 2,500          6.7%    $ 2,000          4.7%
FHLBNY stock                                               $ 1,627          3.4%      1,487          4.0%      1,447          3.3%

Investments held to maturity:
  U.S. Government & agency securities                      $46,903         96.6%     33,136         89.3%     39,510         92.0%
                                                           -------        ------    -------        -----     -------        ------
  Total FHLB overnight deposits, FHLBNY
    stock and investment securities held
    to maturity                                            $48,530        100.0%    $37,123        100.0%    $42,957        100.0%
                                                           =======        ======    =======        ======    =======        ======
Investment securities available for sale:
  Marketable Securities -                                  $ 6,751         16.4%    $ 6,688         34.1%      6,778        100.0%
  Prudential Securities Trust
  U.S. Government & Agency Securities                       34,340         83.6%     12,909         65.9%       --            0.0%
                                                           -------        ------    -------        -----     -------        ------
Total securities available for sale                        $41,091        100.0%    $19,597        100.0%    $ 6,778        100.0%
                                                           =======        ======    =======        ======    =======        ======


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

     At December 31, 1997, the Company had total deposits of $217.4 million, an increase of $13.2 million, or 6.5%, from total deposits of $204.2 million at December 31, 1996. This decrease resulted from rate competition on certificates of deposit, as the Company's competitors raised their rates to attract additional deposits, while the Company maintained its rates.

     The table below sets forth the average dollar amount of deposits in the various types of savings programs, along with the weighted average effective interest rate paid for the periods indicated:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                         1997                               1996                                1995
                             -----------------------------      -----------------------------       -------------------------------
                                                  WEIGHTED                           WEIGHTED                              WEIGHTED
                                       PERCENT    AVERAGE                  PERCENT   AVERAGE                    PERCENT    AVERAGE
                             AVERAGE   OF TOTAL  EFFECTIVE      AVERAGE    OF TOTAL  EFFECTIVE      AVERAGE     OF TOTAL  EFFECTIVE
                             BALANCE   DEPOSITS    RATE         BALANCE    DEPOSITS    RATE         BALANCE     DEPOSITS    RATE
                             -------   --------  ---------      --------   --------  ---------      --------    --------- ---------
                                                                   (DOLLARS IN THOUSANDS)
NOW accounts                $ 14,107      6.66%                 $ 10,569      5.10%                 $   9,701      4.83%
Money market accounts         19,773      9.33%                   21,456     10.36%                    23,011     11.45%
Savings accounts              47,076     22.22%                   45,208     21.83%                    44,991     22.39%
Club accounts                    731      0.34%                      819      0.39%                       863      0.43%
                            --------    ------                  --------    ------                  ---------    ------
Total core deposits           81,687     38.55%                 $ 78,052     37.68%                    78,566     39.10%
Certificates of deposit      129,708     61.21%                  128,471     62.03%                   121,833     60.62%
Accrued dividends payable        500      0.24%                      598      0.29%                       572      0.28%
                            --------    ------                  --------    ------                  ---------    ------
  Total deposits            $211,895    100.00%     4.42%       $207,121    100.00%     4.43%       $ 200,971    100.00%    4.21%
                            --------    ------      ----        --------    ------      ----        ---------    ------     ----

     The following table shows rate information for the Bank's certificates of deposit and maturity information at December 31, 1997:

                                          PERIOD TO MATURITY FROM DECEMBER 31, 1997
                             -------------------------------------------------------------------
                              WITHIN          ONE TO       TWO TO         OVER
                             ONE YEAR       TWO YEARS    THREE YEARS    THREE YEARS       TOTAL
                             --------       ---------    -----------    -----------       -----
                                                  (IN THOUSANDS)
Certificates of Deposit
  3.99% or less              $     92        $    25        $ --          $ --          $    117
  4.00% to 4.99%                1,904           --            --            --             1,904
  5.00% to 5.99%               97,798         21,803         3,004         1,064         123,669
  6.00% to 6.99%                4,829            252         1,727          --             6,808
  7.00% to 7.99%                   96           --            --            --                96
  8.00% to 8.99%                 --             --            --            --              --
                             --------        -------        ------        ------        --------
    Total                    $104,719        $22,080        $4,731        $1,064        $132,594
                             ========        =======        ======        ======        ========

     The following table sets forth the maturity dates of the Bank's certificates of deposit of $100,000 or more at December 31, 1997:

                                                            AMOUNT
                     MATURITY PERIOD                    (IN THOUSANDS)
                     ---------------                    --------------
         Three to six months                                $1,728
         Three through six months                            1,675
         Six through twelve months                           1,898
         Over twelve months                                  1,187
                                                            ------
         Total                                              $6,488
                                                            ======

     Borrowings. The Company's principal source of borrowings in past years has been advances from the FHLBNY. The Company utilizes these advances when available loan and investment yields exceed the cost of borrowings.

     The following table sets forth the maximum month-end balance and average balance of FHLBNY advances for the periods indicated:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                           1997           1996        1995
                                           ----           ----        ----
                                               (DOLLARS IN THOUSANDS)

   Maximum balance                       $31,334           --         $5,157
   Average balance                       $17,553           --         $1,807
   Weighted average interest rate           6.05%          --           6.14%

     There were no FHLBNY advances outstanding at December 31, 1996.

     In future periods, the Company anticipates increasing its borrowing in order to use the funds to increase its asset base and enhance its earning through the purchase of investment and mortgage-backed securities. The Company will seek to realize earnings equal to the spread between the cost of the borrowed funds and the yield on the investment and mortgage-backed securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations; Market Risk and Interest Rate sensitivity Analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of December 31, 1997, 1996 and 1995 and the auditors' report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the Board of Directors of the Company:

                                                                                                   DIRECTOR     TERM
         NAME                                    AGE         POSITIONS HELD WITH THE BANK            SINCE     EXPIRES
         ----                                    ---         ----------------------------          --------    -------
James W. Mason                                   72         Chairman of the Board and Director       1985        1999
Bernard Leung                                    74         Director                                 1978        1998
William M. Brickman                              57         President, CEO and Director              1992        1999
Kathleen Fisher                                  73         Director                                 1989        2000
Richard R. Masch                                 71         Director                                 1991        1998
Robert C. Miller                                 66         Director                                 1990        1999
Robert O'Neill                                   61         Director                                 1990        2000


         EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

         NAME                                   AGE         POSITION HELD WITH THE BANK
         ----                                   ---         ---------------------------

Albert E. Gossweiler                             50         Executive Vice President and Chief Financial Officer
Robert C. Maison                                 55         Senior Vice President and Senior Lending Officer

BIOGRAPHICAL INFORMATION

     The principal occupation for the prior five years of each director and each executive officer of the Bank is set forth below:

     MR. JAMES W. MASON is a senior partner in the firm of Mason Helmstetter Associates, a real estate appraisal and consulting firm. Mr. Mason has been Chairman of the Board of the Bank since 1992.

     MR. WILLIAM M. BRICKMAN has been the President and Chief Executive Officer of the Bank since 1992. Mr. Brickman has over 35 years of experience in the thrift industry. Prior to becoming President and Chief Executive Officer of the Bank, he was President and Chief Executive Officer of Alexander Hamilton Savings and Loan.

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

     MR. ALBERT E. GOSSWEILER has been employed by the Bank for 16 years and became the Executive Vice President and Chief Financial Officer of the Bank in 1989.

     MR. ROBERT C. MAISON has been the Senior Vice President and Chief Loan Officer of the Bank since 1992. Previously, Mr. Maison was a Vice President and Chief Lending Officer for Marine View Savings & Loan Association.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

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

     COMPENSATION POLICIES. The Compensation/Benefits Committee has the following goals for compensation programs impacting the executive officers of the Company and the Bank:

o to align the interests of executive officers with the long-term interests of shareholders through awards that can result in ownership of Common Stock;

o to retain the executive officers who have led the Company to high performance levels and allow the Company to attract high quality executive officers in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and the Company's level of performance; and

o to maintain reasonable "fixed" compensation costs by targeting base salaries at a competitive average.

     In addition, in order to align the interests and performance of its executive officers with the long term interests of its stockholders, the Company has adopted plans which reward the executives for delivering long term value to the Company and the Bank

     The executive compensation package available to executive officers will be composed of the following components:

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

     The committee determined the level of compensation for executive officers of the company after reviewing various surveys of compensation paid to executives performing similar duties for depository institutions and their holding companies with a particular focus on the level of compensation paid by comparable institutions in and around the Company's market area. The committee considered the achievements of the Company during the prior year, expansion of its branch network and overall performance of the Company in making compensation recommendations. With respect to each particular executive officer, his particular contributions to the Company over the past year were also considered.

     A summary of the compensation awarded to Messrs. Brickman, Gossweiler and Maison is set forth in the Summary Compensation Table, and reflects the facts and considerations as outlined above.

The Compensation/Benefits Committee:

     James W. Mason and Robert C. Miller.

PERFORMANCE GRAPH

     PERFORMANCE GRAPH. The following graph shows a monthly comparison of cumulative total shareholder return on the Company's Common Stock, based upon the market price of the Common Stock, with the Nasdaq Bank Stock Index and the SNL Index for thrift institutions with assets between $250 million and $500 million for the period beginning on March 29, 1996, the date the Company completed its initial public offering, through December 31, 1997. The information assumes that $100 was invested on March 29, 1996. THE GRAPH WAS DERIVED FROM A VERY LIMITED PERIOD OF TIME AND REFLECTS THE MARKET'S REACTION TO THE COMPANY'S INITIAL PUBLIC OFFERING, AND AS A RESULT, MAY NOT BE INDICATIVE OF POSSIBLE FUTURE PERFORMANCE OF THE COMPANY'S COMMON STOCK.

                               1ST BERGEN BANCORP

                             QUARTERLY INDEX GRAPH

                                                                     PERIOD ENDING
                                      ---------------------------------------------------------------------------
                                      3/29/96   6/28/96  9/30/96   12/31/96   3/30/97  6/30/97  9/30/97  12/31/97
                                      -------   -------  -------   --------   -------  -------  -------  --------
SNL Index-$250 to $500 mm ..........   $100      $ 99     $105       $115       $125     $138     $168     $191
1st Bergen Bancorp .................    100        91      111        115        140      153      184      191
NASDAQ Bank Index ..................    100       102      109        121        131      153      180      197

ANNUAL COMPENSATION AND ALL OTHER COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table shows, for the fiscal years ended December 31, 1997, 1996 and 1995, the cash compensation paid or accrued for those years, to the chief executive officer and to each of the Company's four highest paid executive officers earning over $100,000:

                                                                    LONG-TERM COMPENSATION
                                ANNUAL COMPENSATION                         AWARDS
                           -------------------------------      ---------------------------------
         (a)                (b)       (c)            (d)              (f)                (g)                  (i)

                                                                RESTRICTED STOCK      SECURITIES              ALL
                                                                    AWARD (S)         UNDERLYING             OTHER
         NAME              YEAR      SALARY         BONUS            ($)(1)         OPTIONS (#)(2)       COMPENSATION(3)
         ----              ----     --------       -------      ----------------    --------------       ---------------
William M. Brickman        1997     $160,000       $23,000          $436,425            63,480                9,636
President & CEO            1996      150,000        20,000              --                --                 11,424
                           1995      144,583         7,229              --                --                  7,804

Albert E. Gossweiler       1997     $122,000       $17,000          $283,676            47,610                3,650
Executive VP & CFO         1996      115,000        15,000              --                --                  4,477
                           1995      110,000         5,500              --                --                  4,285

Robert C. Maison           1997     $ 96,000       $12,000          $152,749            47,610                3,581
Senior VP & CLO            1996       91,000        10,000              --                --                  4,014
                           1995       86,625         4,331              --                --                  3,815

----------

(1) Represents the value on the date of grant of 31,740-20,631 and 11,109 shares of Common Stock granted to Messrs. Brickman, Gossweiler and Maison respectively pursuant to the Company's Management Recognition and Retention Plan ("RRP"), subject to 20% vesting in each of the five years following grant. There were no grants of restricted stock of December 31, 1996. Dividends declared on all shares granted pursuant to the RRP are paid to the recipient thereof, whether or not such shares have yet vested.

(2)  Options vest at the rate of 20% in each of the five years following grant.

(3) Includes the imputed value of personal use of Company automobiles, life insurance premiums and Company matching contributions to its 401(K) Plan.


                                              OPTION GRANTS DURING 1997

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                          STOCK PRICE
                                                                                        APPRECIATION FOR
                              INDIVIDUAL GRANTS                                          OPTION TERM

--------------------------------------------------------------------------------------------------------------------
           (a)               (b)            (c)               (d)             (e)             (f)              (g)

                          NUMBER OF      % OF TOTAL
                         SECURITIES       OPTIONS
                         UNDERLYING      GRANTED TO
                          OPTIONS        EMPLOYEES        EXERCISE OR
                          GRANTED        IN FISCAL        BASE PRICE        EXPIRATION
         NAME               (#)            YEAR              ($/SH)            DATE           5 ($)           10 ($)
         ----            ----------      ----------       ------------      -----------      -------        ---------
William M. Brickman       63,480           23.4%             13.98            4/2/07         561,163        1,418,778
Albert E. Gossweiler      47,610           18.3%             13.98            4/2/07         420,872        1,064,084
Robert C. Maison          47,610           18.3%             13.98            4/2/07         420,872        1,064,084

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

     The Employment Agreements provide for a three-year term, and further provide for automatic renewal on each anniversary date unless, ninety days prior to the anniversary date, either party provides written notice of its intention not to renew. The Employment Agreements provide that Messrs. Brickman, Gossweiler and Maison's base salaries will be reviewed annually by the Board of Directors. In addition, the Employment Agreements provide that Messrs. Brickman, Gossweiler and Maison shall be entitled to receive a bonus in an amount determined by the Board of Directors. The Employment Agreements permit the Bank or the Company to terminate the employment of Messrs. Brickman, Gossweiler and Maison for cause at any time. The Employment Agreements define cause to mean personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) final cease and desist order, or material breach of any provision of the Employment Agreement. The Employment Agreements with Messrs. Brickman, Gossweiler and Maison each further provide that upon the occurrence of a change in control, as defined in the Employment Agreement, in the event Messrs. Brickman, Gossweiler and Maison are terminated for reasons other than cause or in the event Messrs. Brickman, Gossweiler and Maison, within eighteen months of the change in control, resign their employment for "good cause," as that term is defined in the Employment Agreements, they shall be entitled to receive their then current base salary for the remaining term of the Employment Agreement. The Employment Agreements also prohibit Messrs. Brickman, Gossweiler and Maison from competing with the Bank for a period of one year following the termination of their employment.

     401(K) PROFIT SHARING PLAN. The Bank maintains a 401(K) Profit Sharing Plan (the "Plan") covering all employees through which employees can contribute up to the maximum allowable amount under Internal Revenue Service Regulations (that amount is currently $10,000). From the inception of the Plan until June 30, 1997. The Bank matched 100% of each employee's contribution, up to 3% of their annual earnings. With the introduction of the Employee Stock Ownership Plan ("ESOP") in 1997 the Bank discontinued the matching contribution. During the calendar year ended December 31, 1997, the Bank made a matching contribution of $20,943 of which $2,400, $1,830, and $1,439 were attributable to Messrs. Brickman, Gossweiler and Maison. In 1996, the Bank amended the Plan to allow participants to purchase the Common Stock of the Company. In 1997, the Bank amended the Plan to allow participants to purchase Mutual Funds.

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

     The Pension Plan provides for monthly payments to each participating employee at normal retirement age. The monthly benefit is determined as a percentage of a final average salary. The actual percentage is obtained by multiplying the number of years of participation by an annual percentage factor of 1.75%. Benefits payable prior to age 65 will be reduced actuarially to a level which reflects the present value of the unreduced age 65 benefit. A participant first vests in his benefit after two years of employment service and is fully vested after six years of employment service. The Pension Plan also provides a pre-retirement death benefit which is equal to the present value of a participant's accrued benefit at date of death. At December 31, 1997, Messrs. Brickman, Gossweiler and Maison had 5, 16 and 5 years of credited service, respectively.

                               PENSION PLAN TABLE

                                 ------------Years of Service---------
     Remuneration                10                20               30
     ------------                --                --               --
     ---------------------------------------------------------------------
       $ 75,000               $13,125           $26,250           $39,375
        100,000                17,500            35,000            52,500
        125,000                21,875            43,750            65,625
        150,000                26,250            52,500            78,750
        175,000                28,000            56,000            84,000
        200,000                28,000            56,000            84,000

RRP

     The Company maintains the 1st Bergen Bancorp Recognition and Retention Plan for Executive Officers and Employees (the "RRP") as a method of providing executive officers of the Company and the Bank as an incentive designed to encourage such persons to promote the growth and profitability of the Company and the Bank and to remain employed with the Company and the Bank.

     The RRP is a non-qualified plan under ERISA, which permits the granting of restricted stock awards to eligible officers of the Company and its affiliates. The RRP authorizes the granting of plan share awards ("Plan Share Awards") for up to 88,872 shares of Common Stock, subject to adjustment in the event of certain capital changes. The RRP is administered by the Compensation/Benefits Committee of the Board of Directors, which determines the officers to whom Plan Share Awards will be granted, the amount of such awards and such rules and regulations as it deems necessary for the proper administration of the Plan.

     Plan Share Awards are nontransferable and nonassignable. Recipients of Plan Share Awards earn (i.e., become vested in) the shares of Common Stock covered by the Plan Share Awards in five (5) equal annual installments commencing one year from the date of grant. Plan Share Awards are immediately deemed earned upon termination of employment due to death or disability. During the vesting period, recipients of Plan Share Awards are entitled to vote the shares subject to such awards, whether or net vested, and receive any dividends paid on such shares.

OPTION PLANS

     The Company maintains the 1st Bergen Bancorp 1996 Incentive Stock Option Plan (the "Incentive Option Plan"), which authorizes the granting of stock options for the purchase of up to 222,180 shares of Common Stock and is administered by the Compensation/Benefits Committee of the Board. All key employees of the Company and its affiliates are eligible to participate in the Incentive Option Plan. The Committee, in its absolute discretion, may select employees from those eligible to receive options.

     The Incentive Option Plan authorizes the grant of (i) options to purchase the Company's Common Stock intended to qualify as incentive stock options under
Section 422, of the Internal Revenue Code of 1986, as amended (the "Code"), referred to as "incentive stock options" and (ii) options that do no so qualify, referred to as "nonstatutory" options.

     All of such options will be subject to a five-year vesting schedule with 20% of the options vesting and becoming exercisable on the first anniversary of their grant and 20% vesting each anniversary date thereafter. The exercise price of all incentive Stock Options must be 100% of the fair market value of the underlying Common Stock at the time of grant. The exercise price may be paid in cash or in previously acquired Common Stock. Options awarded under the Incentive Option Plan are not transferable by the optionee, other than by will or the laws of descent and distribution, and may only be exercised during the optionee's lifetime by the optionee, or by a guardian or legal representative.

     The Incentive Option Plan provides that if an optionee's service to the Company or its affiliates terminates by reason disability, the optionee's right to exercise any outstanding option will terminate upon the earlier to occur of the expiration of the term of the option or within twelve months of the optionee's termination of employment. In the event of optionee's death, the option may be exercised by the optionee's executor or administrator at any time within the twelve months following the optionee's death, unless the option would terminate by its terms prior to the expiration of such twelve-month period. If the optionee ceases to be an employee of the Company or the Bank for any reason (other than death or disability), the option granted to such optionee shall terminate within three months of the date of the termination of his employment, unless the termination is for cause, in which case the option will terminate immediately.

     The Company maintains the 1st Bergen Bancorp 1996 Stock Option Plan for Outside Directors (the "Directors' Option Plan"), which authorizes the granting of nonstatutory options for a total of 95,220 shares of Common Stock to certain members of the Board of Directors of the Company and its subsidiaries. Directors who are not also serving as employees of the Company or any of its affiliates and who are serving in such capacity on the effective date of the Directors' Option Plan are eligible to participate I the Directors' Option Plan.

     The exercise price per share of each option is the fair market value of the shares of Common Stock on the date the option is granted. Options become exercisable in five (5) equal annual installments commencing one year from the date of grant. All options granted under the Directors' Option Plan expire upon the earlier of 10 years following the date of grant or one year following the date the optionee ceases to be a director for any reason other than removal for cause, in which case all outstanding options are immediately terminated.

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     The Bank intends to implement the ESOP in connection with the Reorganization. Employees with at least one year of employment in which they complete 1,000 hours of service for the Bank and who have attained age 21 are eligible to participate. As part of the Reorganization, the ESOP intends to borrow funds from the Company and use those funds to purchase a number of shares equal to up to 8.0% of the Common Stock to be sold in the Offering. Collateral for the loan will be the common stock purchased by the ESOP. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of not less than ten (10) years. It is anticipated that the interest rate for the loan will be a floating rate equal to the Prime Rate. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid.

     Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among ESOP participants on the basis of compensation in the year of allocation. Participants in the ESOP will receive credit for service prior to the effective date of the ESOP. Benefits generally vest after five years of credited service, upon normal retirement (as defined in the ESOP), early retirement, disability or death of the participant. A participant who terminates employment for reasons other than death, retirement, or disability prior to five years of credited service will forfeit his benefits under the ESOP. Benefits will be payable in the form of Common Stock and/or cash upon death, retirement, early retirement, disability or separation from service. The Bank's contributions to the ESOP are discretionary, subject to the loan terms and tax law limits, and therefore, benefits payable under the ESOP cannot be estimated. Pursuant to The American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" the Bank is required to record compensation expense in an amount equal to the fair market value of the shares released from the suspense account each year.

     In connection with the establishment of the ESOP, the Bank will establish a committee of non-employee directors and management to administer the ESOP. The Bank will either appoint its non-employee directors or an independent party to serve as trustee of the ESOP. The ESOP Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the ESOP, nondirected shares, and shares held in the suspense account, will be voted in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     In connection with the conversion from a mutual to a capital stock form, the Company established the ESOP for the benefit of the employees of the Company. The ESOP purchased 253,920 shares, or 8% of the total stock sold in the subscription, for $2,539,200 financed by a loan from the Company.

     The ESOP was effective upon completion of the conversion. Full-time employees of the Company of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained the age of 21 are eligible to participate in ESOP. At December 31, 1997, 15,781 ESOP shares have been allocated. There were no ESOP shares allocated in 1996. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years beginning on December 31, 1997. The loan will be collateralized by the uncommitted common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth information as to ownership of the Company's Common Stock by (i) members of the Company's Board of Directors, (ii) those officers listed under the "Summary Compensation" section of this Form 10-K,
(iii) all executive officers and Directors as a group, and (iv) those persons believed by the Company to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of [March 20, 1998] as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of March 20, 1998.

     Ownership by Directors and Executive Officers:

========================================================================================================================
                                                    Number of Shares (1)              As a Percent of Outstanding Shares
                                                    --------------------                              ------------------
James W. Mason                                             27,348(2)                                  .95
Bernard Leung, M.D.                                        10,948                                     .38
Robert C. Miller                                           12,216                                     .43
Richard Masch                                              16,348                                     .57
Kathleen Fisher                                             8,348                                     .29
William M. Brickman                                        50,240(3)                                 1.75
Robert O'Neill                                              5,600                                     .20
Albert E. Gossweiler                                       28,131(4)                                  .98
Robert C. Maison                                           13,059(5)                                  .46
All Executive Officers and Directors as
 a Group                                                  172,238                                    6.01
=======================================================================================================================

(1)  Includes all shares granted pursuant to RRP, of which 20% vest in April,
     1998

(2) Includes 9,000 shares held by Mr. Mason's wife, 1,500 shares held by Mr. Mason as custodian for his grandchildren and 1,500 shares held by Mrs. Mason as custodian for Mr. Mason's grandchildren.

(3) Includes 2,500 shares held by Mr. Brickman's wife and 2,500 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the Benefit of Mr. Brickman.

(4) Includes 1,640 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Gossweiler.

(5) Includes 1,950 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Maison.

     Ownership by persons owning more than 5% of the Company's outstanding Common Stock:

=====================================================================================================
                                                                           AMOUNT AND
                                                                           NATURE OF
                                                                           BENEFICIAL       PERCENT
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER               OWNERSHIP       OF CLASS
--------------           ------------------------------------              -----------      ---------
Common Stock       South Bergen Savings Bank,                               253,920(1)        8.86%
                   Employee Stock Ownership Trust ("ESOP")
                   250 Valley Boulevard
                   Wood-Ridge, NJ 07075

Common Stock       Bay Pond Partners, L.P. (together with its                  243,200        8.49%
                   general partner, Wellington Hedge Management
                   Limited Partnership and its general partner
                   Wellington Hedge Management, Inc.)
                   75 State Street
                   Boston, MA  02109

Common Stock       Fidelity Management & Research Co.                          235,000        8.20%
                   82 Devonshire Street
                   Boston, MA 02109-3614

Common Stock       First Manhattan Co.                                         232,200        8.11%
                   437 Madison Avenue
                   New York, NY 10022

Common Stock       Janus Capital Corporation                                   192,125        6.71%
                   100 Fillmore Street
                   Denver, CO 80206

Common Stock       Wellington Management Company, LLP                          184,435        6.44%
                   75 State Street
                   Boston, MA 02109
=====================================================================================================

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had, and is likely in the future to have, banking transactions in the ordinary course of its business with the Company's and the Bank's directors, executive officers and their affiliates (each a "related party" and collectively, the "related parties"). Past transactions were, and future transactions will be, on the same terms and conditions as are prevailing at the time such transactions occur for comparable transactions with unrelated borrowers. At December 31, 1997, and 1996, loans to Directors and Officers amount to $27,360 and $0, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(1) Consolidated financial statements of the Company as of December 31, 1997, 1996 and 1995 and the auditors' reports thereon, are included on page F-1.

(2)  None

(3)  Exhibits:

Exhibit No.       Description
-----------       -----------

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

----------

 * Incorporated by reference from Exhibits 3.1, 3.2, 10.1, 10.2, 10.3 and 10.4 of the Registrant's Registration Statement on Form S-1 (Registration No. 33-80399).

**   Filed herewith.

 (b) Reports on Form 8-K.

     The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1997.

Date Item Reported
------------------

The Registrant filed a current report on November 19, 1997, announcing the Registrant's earnings for the period ending September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Wood-Ridge, State of New Jersey on March 30, 1998.

                                1ST BERGEN BANCORP

                                By:      /s/ WILLIAM M. BRICKMAN
                                         -----------------------------
                                         William M. Brickman,
                                         President and Chief Executive
                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Name                       Title                                Date
           ----                       -----                                ----
/s/ WILLIAM M. BRICKMAN        President and Chief                    March 30, 1998
-----------------------        Executive Officer
William M. Brickman


/s/ ALBERT E. GOSSWEILER       Executive Vice President and Chief     March 30, 1998
------------------------       Financial Officer
Albert E. Gossweiler


/s/ JAMES W. MASON             Chairman and Director                  March 30, 1998
------------------------
James W. Mason


/s/ BERNARD LEUNG              Director                               March 30, 1998
------------------------
Bernard Leung, M.D.


/s/ ROBERT C. MILLER           Director                               March 30, 1998
------------------------
Robert C. Miller


/s/ ROBERT O'NEILL             Director                               March 30, 1998
------------------------
Robert O'Neill


/s/ RICHARD MASCH              Director                               March 30, 1998
------------------------
Richard Masch


------------------------       Director
Kathleen Fisher

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 1997 and 1996


Independent Auditors' Report


The Board of Directors
1st Bergen Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of 1st Bergen Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Bergen Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





February 2, 1998

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 1997 and 1996


                                                                                       1997              1996
                                                                                   ------------      ------------
Assets
     Cash and due from banks ..................................................    $  3,199,133         5,230,770
     Interest-bearing deposits in other banks .................................            --           2,500,000
                                                                                   ------------      ------------
Total cash and cash equivalents ...............................................       3,199,133         7,730,770
     Investment securities held to maturity,
       estimated market value of $47,252,311 in 1997
       and $33,180,975 in 1996 (note 2) .......................................      46,903,262        33,135,851
     Investment securities available for sale at
       market value (note 2) ..................................................      41,090,336        19,596,895
     Mortgage-backed securities held to maturity,
       net, estimate market value of $53,008,777 in 1997
       and $51,946,90 in 1996 (note 3) ........................................      52,457,620        51,768,925
     Mortgage-backed securities available for sale (note 3) ...................      10,444,559         2,824,044
     Loans receivable, net (note 4) ...........................................     127,817,620       123,824,912
     Premises and equipment, net (note 6) .....................................       3,018,603         2,699,113
     Real estate owned, net ...................................................         117,500           536,700
     Stock in the Federal Home Loan Bank of New York,
       at cost ................................................................       1,627,100         1,487,200
     Accrued interest and dividends receivable (note 5) .......................       2,094,060         1,466,434
     Deferred income taxes (note 9) ...........................................       1,186,983         1,297,323
     Other assets .............................................................         388,481           184,704
                                                                                   ------------      ------------
Total Assets ..................................................................    $290,345,257       246,552,871
                                                                                   ============      ============

Liabilities and Stockholders' Equity
     Deposits (note 7) ........................................................     217,426,098       204,154,213
     Advances from the Federal Home Loan Bank
       of New York ............................................................      31,334,000              --
     Advance payments by borrowers for
       taxes and insurance (note 8) ...........................................         986,166           932,117
     Accrued income taxes and other liabilities ...............................       1,329,301           231,958
                                                                                   ------------      ------------
Total liabilities .............................................................     251,075,565       205,318,288
                                                                                   ------------      ------------
Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares;
       issued and outstanding - none ..........................................            --                --
     Common stock - no par value; authorized 6,000,000 shares
       issued 3,174,000 shares and outstanding 2,864,535 and
       3,015,300 shares in 1997 and 1996 ......................................            --                --
     Additional paid-in capital ...............................................      30,764,831        30,620,838
     Retained earnings - substantially restricted (notes 9 and 13) ............      17,614,271        15,956,900
     Net unrealized loss on securities available for
       sale, net of tax (notes 2, 3 and 9) ....................................        (579,813)         (909,474)
     Less:
     Unallocated common stock held by the ESOP ................................      (2,381,381)       (2,539,200)
     Unamortized common stock held by the RRP (112,864 shares) ................      (1,551,884)             --
     Treasury stock at cost (309,465 shares in 1997 and
       158,700 shares in 1996 .................................................      (4,596,332)       (1,894,481)
                                                                                   ------------      ------------
Total stockholders' equity ....................................................      39,269,692        41,234,583
     Commitments and contingencies (note 11)
                                                                                   ------------      ------------
Total liabilities and stockholders' equity ....................................    $290,345,257       246,552,871
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 1997 and 1996


                                                                                       1997              1996
                                                                                   ------------      ------------
Assets
     Cash and due from banks ..................................................    $  3,199,133         5,230,770
     Interest-bearing deposits in other banks .................................            --           2,500,000
                                                                                   ------------      ------------
Total cash and cash equivalents ...............................................       3,199,133         7,730,770
     Investment securities held to maturity,
       estimated market value of $47,252,311 in 1997
       and $33,180,975 in 1996 (note 2) .......................................      46,903,262        33,135,851
     Investment securities available for sale at
       market value (note 2) ..................................................      41,090,336        19,596,895
     Mortgage-backed securities held to maturity,
       net, estimate market value of $53,008,777 in 1997
       and $51,946,90 in 1996 (note 3) ........................................      52,457,620        51,768,925
     Mortgage-backed securities available for sale (note 3) ...................      10,444,559         2,824,044
     Loans receivable, net (note 4) ...........................................     127,817,620       123,824,912
     Premises and equipment, net (note 6) .....................................       3,018,603         2,699,113
     Real estate owned, net ...................................................         117,500           536,700
     Stock in the Federal Home Loan Bank of New York,
       at cost ................................................................       1,627,100         1,487,200
     Accrued interest and dividends receivable (note 5) .......................       2,094,060         1,466,434
     Deferred income taxes (note 9) ...........................................       1,186,983         1,297,323
     Other assets .............................................................         388,481           184,704
                                                                                   ------------      ------------
Total Assets ..................................................................    $290,345,257       246,552,871
                                                                                   ============      ============

Liabilities and Stockholders' Equity
     Deposits (note 7) ........................................................     217,426,098       204,154,213
     Advances from the Federal Home Loan Bank
       of New York ............................................................      31,334,000              --
     Advance payments by borrowers for
       taxes and insurance (note 8) ...........................................         986,166           932,117
     Accrued income taxes and other liabilities ...............................       1,329,301           231,958
                                                                                   ------------      ------------
Total liabilities .............................................................     251,075,565       205,318,288
                                                                                   ------------      ------------
Stockholders' equity:
     Preferred stock - authorized 2,000,000 shares;
       issued and outstanding - none ..........................................            --                --
     Common stock - no par value; authorized 6,000,000 shares
       issued 3,174,000 shares and outstanding 2,864,535 and
       3,015,300 shares in 1997 and 1996 ......................................            --                --
     Additional paid-in capital ...............................................      30,764,831        30,620,838
     Retained earnings - substantially restricted (notes 9 and 13) ............      17,614,271        15,956,900
     Net unrealized loss on securities available for
       sale, net of tax (notes 2, 3 and 9) ....................................        (579,813)         (909,474)
     Less:
     Unallocated common stock held by the ESOP ................................      (2,381,381)       (2,539,200)
     Unamortized common stock held by the RRP (112,864 shares) ................      (1,551,884)             --
     Treasury stock at cost (309,465 shares in 1997 and
       158,700 shares in 1996 .................................................      (4,596,332)       (1,894,481)
                                                                                   ------------      ------------
Total stockholders' equity ....................................................      39,269,692        41,234,583
     Commitments and contingencies (note 11)
                                                                                   ------------      ------------
Total liabilities and stockholders' equity ....................................    $290,345,257       246,552,871
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 1997, 1996 and 1995


                                                                           1997             1996             1995
                                                                        -----------     -----------      -----------
Interest income:
     Loans .........................................................    $10,046,561       9,808,831       10,245,315
     Mortgage-backed securities held to maturity ...................      3,531,853       3,359,618        2,456,766
     Mortgage-backed securities available for sale .................        427,662         156,013             --
     Investment securities held to maturity ........................      3,775,791       2,980,394        2,200,689
     Investments securities available for sale .....................      1,720,302         933,451          372,872
                                                                        -----------      ----------       ----------

     Total interest income .........................................     19,502,169      17,238,307        5,275,642
                                                                        -----------      ----------       ----------

Interest expense:
     Deposits (note 7) .............................................      9,370,020       9,172,420        8,468,717
     Advances from Federal Home Loan Bank of
       New York ....................................................      1,061,421            --            110,679
                                                                        -----------      ----------       ----------

     Total interest expense ........................................     10,431,441       9,172,420        8,579,396
                                                                        -----------      ----------       ----------

Net interest income before provision for loan losses ...............      9,070,728       8,065,887        6,696,246

Provision for loan losses (note 4) .................................        475,000         725,000        1,005,000
                                                                        -----------      ----------       ----------

Net interest income after provision for loan losses ................      8,595,728       7,340,887        5,691,246
                                                                        -----------      ----------       ----------

Non-interest income (loss):
     Loan fees and service charges .................................        135,643         158,220          139,655
     Loss on sale of loans or securities ...........................           --              --           (411,875)
     Other .........................................................        153,550          42,817           73,548
                                                                        -----------      ----------       ----------

     Total non-interest income (loss) ..............................        289,193         201,037         (198,672)
                                                                        -----------      ----------       ----------

Non-interest expense:
     Compensation and employee benefits (note 10) ..................      3,241,224       2,449,952        2,259,618
     Occupancy .....................................................        303,454         281,485          249,810
     Equipment .....................................................        465,184         398,246          383,479
     Advertising ...................................................        214,674         190,848          193,334
     Federal insurance premiums (note 12) ..........................        139,272       1,652,772          451,449
     Net loss from real estate owned ...............................         11,411         261,414          115,017
     Insurance and bond premium ....................................        123,337         103,086           93,265
     Other expenses ................................................      1,209,917       1,002,324        1,028,570
                                                                        -----------      ----------       ----------

     Total non-interest expense ....................................      5,708,473       6,340,127        4,774,542
                                                                        -----------      ----------       ----------

     Income before federal and state income tax expense ............      3,176,448       1,201,797          718,032

     Federal and state income tax expense (note 9) .................      1,059,338         445,701          259,610
                                                                        -----------      ----------       ----------

     Net income ....................................................    $ 2,117,110         756,096          458,422
                                                                        ===========      ==========       ==========

     Basic earnings per share ......................................    $       .80             .19             --

     Basic weighted average shares .................................      2,616,495       3,058,793             --
                                                                        ===========      ==========       ==========

     Diluted earnings per share ....................................    $       .80             .19             --

     Diluted weighted average shares ...............................      2,639,914       3,058,793             --
                                                                        ===========      ==========       ==========


See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995


                                                                    Net
                                                                unrealized
                                                                 loss on                        Un-
                                                                securities    Unallocated   amortized
                                     Additional                  available      common        common                    Total stock-
                                      paid-in      Retained      for sale,    stock held    stock held     Treasury       holders'
                                      capital      earnings     net of tax      by ESOP       by RRP         stock         equity
                                   ------------   ----------    -----------   -----------   ----------   ------------   ------------
Balance at December 31, 1994 ...   $      --      14,933,264    (1,154,797)         --            --            --       13,778,467
Net income .....................          --         458,422          --            --            --            --          458,422
Net change in unrealized
  loss on securities
  available for sale, net of tax          --            --         429,705          --            --            --          429,705
                                   -----------    ----------      --------    ----------    ----------    ----------     ----------
Balance at December 31, 1995 ...          --      15,391,686      (725,092)         --            --            --       14,666,594

Net proceeds from
  common stock offering ........    30,620,838          --            --            --            --            --       30,620,838
Common stock acquired
  by ESOP ......................          --            --            --      (2,539,200)         --            --       (2,539,200)
Net income .....................          --         756,096          --            --            --            --          756,096
Cash dividend ..................          --        (190,882)         --            --            --            --         (190,882)
Net change in unrealized
  loss on securities available
  for sale, net of tax .........          --            --        (184,382)         --            --            --         (184,382)
Purchase of treasury stock
  (158,700 shares) .............          --            --            --            --            --      (1,894,481)    (1,894,481)
                                   -----------    ----------      --------    ----------    ----------    ----------     ----------
Balance at December 31, 1996 ...    30,620,838    15,956,900      (909,474)   (2,539,200)         --      (1,894,481)    41,234,583

Net income .....................          --       2,117,110          --            --            --            --        2,117,110
Cash dividend ..................          --        (459,739)         --            --            --            --         (459,739)
Net change in unrealized
  loss on securities
  available for sale, net of tax          --            --         329,661          --            --            --         329,661
Purchase of shares for RRP .....          --            --            --            --      (1,745,700)         --      (1,745,700)
RRP shares amortized ...........        25,760          --            --            --         193,816          --          219,576
ESOP shares allocated ..........       118,233          --            --         157,819          --            --          276,052
Purchase of treasury stock
  (150,765 shares) .............          --            --            --            --            --      (2,701,851)    (2,701,851)
                                   -----------    ----------      --------    ----------    ----------    ----------     ----------

Balance at December 31,1997 ....   $30,764,831    17,614,271      (579,813)   (2,381,381)   (1,551,884)   (4,596,332)    39,269,692
                                   ===========    ==========      ========    ==========    ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995


                                                                      1997                 1996             1995
                                                                      ----                 ----             ----
Cash flows from operating activities:
     Net income ...............................................   $  2,117,110             756,096          458,422
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses ................................        475,000             725,000        1,005,000
     Net gains on sales of real estate owned ..................        (36,207)            (90,195)         (50,225)
     Net loss on sales of securities available for sale .......           --                  --            411,875
     Depreciation .............................................        221,019             168,181          164,213
     Amortization of RRP shares ...............................        193,816                --               --
     Allocation of ESOP shares ................................        276,052                --               --
     Net amortization of premiums and discounts on
       mortgage-backed securities .............................         87,217              62,956           80,999
     Net amortization of premiums and discounts on
       investment securities ..................................        (13,018)             (6,924)         (36,947)
     Amortization of deferred loan fees .......................        (70,634)             (9,208)         (54,874)
     (Increase) decrease in accrued interest and
       dividends receivable ...................................       (627,625)           (425,427)          36,539
     Decrease (increase) in deferred income taxes .............        561,389             288,604         (215,840)
     (Increase) decrease in other assets ......................       (203,777)            390,118         (410,557)
     Increase (decrease) in accrued income taxes
       payable ................................................          5,269             241,517         (701,841)
     Increase in other liabilities ............................        662,272              26,500           18,177
                                                                  ------------         -----------      -----------

Net cash provided by operating activities .....................   $  3,647,883           2,127,218          704,941
                                                                  ------------         -----------      -----------
Cash flows from investing activities:
     Purchases of mortgage-backed securities held to
       maturity ...............................................    (15,240,171)         (9,715,498)     (20,653,956
     Purchases of mortgage-backed securities available
       for sale ...............................................     (9,621,002)         (3,128,447)            --
     Principal repayments on mortgage-backed securities
       held to maturity .......................................     14,465,609          12,754,900        6,925,241
     Principal repayments on mortgage-backed securities
       available for sale .....................................      2,184,871             246,350             --
     Purchases of investment securities held to maturity ......    (29,985,938)        (29,948,500)     (22,509,901)
     Purchases of investment securities available for sale ....    (45,895,000)        (13,000,000)            --
     Principal repayments on investment securities held
       to maturity ............................................      1,231,545             659,746             --
     Calls/maturities of investment securities held to
       maturity ...............................................     15,000,000          35,670,000        3,000,000
     Calls/maturities of investment securities available
       for sale ...............................................     24,550,000                --               --
     Purchases of loans .......................................     (6,051,825)         (8,112,177)        (484,800)
     Proceeds from sale of loans ..............................        523,166           1,293,321           45,000
     Proceeds from sale of investment securities available
       for sale ...............................................           --                  --         18,588,125
     Net decrease (increase) in loans receivable ..............        591,445         (10,486,170)       8,654,100
     Additions to premises and equipment ......................       (540,509)           (197,418)         (77,948)
     Proceeds from sales of real estate owned .................        994,645           3,294,253        1,005,365
     Purchases of Federal Home Loan Bank
       of New York stock ......................................       (139,000)            (40,700)         (96,800)
                                                                  ------------         -----------      -----------

Net cash used in investing activities .........................   $(47,932,164)        (20,710,340)      (5,605,574)
                                                                  ------------         -----------      -----------

See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued


                                                                      1997                 1996             1995
                                                                      ----                 ----             ----
Cash flows from financing activities:
     Net proceeds from stock offering .........................   $        --            30,620,838            --
     Federal Home Loan Bank of New York advances ..............     31,334,000                --         (4,250,000)
     Net increase (decrease) in deposits ......................     13,271,885          (5,059,042)      14,375,076
     Increase (decrease) in advance payments by
       borrowers for taxes and insurance ......................         54,049             249,734         (413,877)
     Dividends paid ...........................................       (459,739)           (190,882)            --
     Purchase of shares by ESOP ...............................           --            (2,539,200)            --
     Purchase of treasury stock ...............................     (2,701,851)         (1,894,481)            --
     Purchase of shares by RRP ................................     (1,745,700)               --               --
                                                                  ------------         -----------      -----------
Net cash provided by financing activities .....................     39,752,644          21,186,967        9,711,199
                                                                  ------------         -----------      -----------

Net (decrease) increase in cash and cash equivalents ..........     (4,531,637)          2,603,845        4,810,566

Cash and cash equivalents at beginning of year ................      7,730,770           5,126,925          316,359
                                                                  ------------         -----------      -----------

Cash and cash equivalents at end of year ......................   $  3,199,133           7,730,770        5,126,925
                                                                  ============         ===========      ===========

Cash paid during the year for:
     Federal and state income taxes ...........................   $    460,000                --            463,000
                                                                  ============         ===========      ===========

     Interest on deposits and advances ........................   $  9,816,967           9,217,182        8,482,190
                                                                  ============         ===========      ===========

Noncash investing and financing activities - transfers
     to real estate owned .....................................   $    539,238           1,814,984        2,616,312
                                                                  ============         ===========      ===========


See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of 1st Bergen Bancorp (the Company) and its wholly-owned subsidiaries, South Bergen Savings Bank (the
Bank) and South Bergen Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Reporting Year End

During 1997, the Company changed its reporting year end to December 31 from September 30. In addition, the Company reconfigured its previously issued consolidated financial statements for September 30, 1996 and 1995 to December 31, 1996 and 1995.

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

Liquidation Rights Depositors

The conversion plan adopted by the Bank provides for the establishment of a special "liquidation account" for the benefit of account holders in an amount equal to the retained earnings of the Bank as of September 30, 1995. Each account holder, if he or she were to continue to maintain his or her deposit account at the Bank, would be entitled, upon complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholder of the Bank, but following all liquidation payments to creditors. Each account holder would have an initial interest in such liquidation account for each deposit account (including regular accounts, transaction accounts such as NOW accounts, money market deposit accounts, and certificates of deposit) with a balance of $50 or more held in the Bank on September 30, 1995. Each account holder will have a pro rata interest in the total liquidation account for each of his or her deposit accounts based on the proportion that the balance of each deposit account on September 30, 1995 bore to the balance of all deposit accounts in the Bank on such date.

If, however, on any September 30 annual closing date of the Bank, commencing after September 30, 1995, the amount in any deposit account is less than the amount in such deposit account on September 30, 1995, or any other annual closing date, then the interest in the liquidation account relating to such deposit account would be reduced from time to time by the proportion of any such reduction, and such interest will cease to exist if such deposit account is closed. In addition, no interest in the liquidation account will ever be increased despite any subsequent increase in the related deposit account. Any assets remaining after the above liquidation rights of account holders are satisfied would be distributed to the Company as the sole stockholder of the Bank.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(1), Continued

Business

The Bank provides a full range of banking services to individual and corporate customers through its four offices. Two are located in Bergen County, one in Morris County and one in Passaic County. The Bank is subject to competition from other financial institutions and to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities. South Bergen Financial Services, Inc. was incorporated to engage in the sale of annuity investment products.

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

Investment Securities and Mortgage-backed Securities

Investment and mortgage-backed securities that are not categorized as either held to maturity or trading account are classified as securities available for sale. Securities available for sale include debt securities that are held for an indefinite period of time and are not intended to be held to maturity, as well as marketable equity securities. Securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in earnings using the specific identification method. Gains and losses on sales of mutual fund shares are based upon the weighted average cost method. Management determines the appropriate classification of investment and mortgage-backed securities as either available for sale, held to maturity, or held for trading at the purchase date. Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

Mortgage-backed securities held to maturity are carried at the outstanding principal balance, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(1), Continued

Trading account securities are adjusted to market value through earnings. There are no trading account securities outstanding at December 31, 1997 and 1996.

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

The Company has defined the population of impaired loans to be all nonaccrual and restructured commercial real estate loans, multifamily loans, land loans, and performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio.

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

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(1), Continued

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change is tax rates is recognized in income in the period that includes the enactment date.

Recognition and Retention Plans (RRP)

RRP awards are granted in the form of shares of common stock held by the RRP and are payable over a five year vesting period at a rate of 20% per year, commencing on the date of the award grant. Compensation expense is recorded at the fair value of the shares at the grant date ratably over the vesting period.

Pension Plan

Pension plan costs based on actuarial computation of current and future benefits for employees are charged to expense and are funded based on the maximum amount that can be deducted for federal income tax purposes.

ESOP

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated statements of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective December 15, 1997. Basic earnings per share is calculated by dividing net income attributable to common stockholders by the average number of common shares outstanding for the year. Allocated ESOP and vested RRP shares are included as outstanding.

Diluted earnings per share is calculated similar to basic earnings per share except that the number of shares outstanding is increased to include the number of common shares that would be outstanding if all potential dilutive shares were issued. Dilutive shares are determined using the treasury stock method and totaled 23,419 in 1997.

The Company completed its initial public offering on March 29, 1996 and, accordingly, per share data is not presented for any prior periods.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Investment Securities

At December 31, 1997 and 1996, investment securities held to maturity and available for sale are summarized as follows:


                                                                                               1997
                                                                -------------------------------------------------------------------
                                                                                       Gross            Gross             Estimated
                                                                 Amortized           unrealized       unrealized            market
                                                                    cost               gains            losses              value
                                                                -----------           -------           -------           ----------
Investment securities held to
maturity - debt securities -
U.S. Agency obligations .............................           $46,903,262           441,368            92,319           47,252,311
                                                                ===========           =======           =======           ==========

Investment securities
available for sale - marketable
equity/debt securities:
     Prudential securities trust ....................             7,503,337              --             752,816            6,750,521
     U.S. Agency obligations ........................            34,345,000              --               5,185           34,339,815
                                                                -----------           -------           -------           ----------

Total investment
securities available for sale .......................           $41,848,337              --             758,001           41,090,336
                                                                ===========           =======           =======           ==========



                                                                                               1996
                                                                -------------------------------------------------------------------
                                                                                       Gross            Gross             Estimated
                                                                 Amortized           unrealized       unrealized            market
                                                                    cost               gains            losses              value
                                                                -----------           -------           -------           ----------
Investment securities held to
maturity - debt securities -
U.S. Agency obligations .............................           $33,135,851           317,141           272,017           33,180,975
                                                                ===========           =======           =======           ==========

Investment securities
available for sale - marketable
equity/debt securities:
     Prudential securities trust ....................             7,503,337              --             815,192            6,688,145
     U.S. Agency obligations ........................            13,000,000            12,500           103,750           12,908,750
                                                                -----------           -------           -------           ----------

Total investment
securities available for sale .......................           $20,503,337            12,500           918,942           19,596,895
                                                                ===========           =======           =======           ==========


The cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations at par value without prepayment penalties.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2), Continued

                                                                      Estimated
                                                        Amortized       Market
                                                          cost          value
                                                       -----------   ----------
Investment securities held to maturity due in:
     One to five years                                 $ 3,000,000    3,004,680
     Five to ten years                                  28,952,638   29,301,800
     Over ten years                                     14,950,624   14,945,831
                                                       -----------   ----------

                                                       $46,903,262   47,252,311
                                                       ===========   ==========

Investment securities available for sale due in:
     One to five years                                   5,000,000    4,976,500
     Five to ten years                                  29,345,000   29,363,315
                                                       -----------   ----------

                                                       $34,345,000   34,339,815
                                                       ===========   ==========

There were no sales of investments securities available for sale during the years ended December 31, 1997 and 1996. Proceeds from sales of investment securities available for sale and the realized gross losses from those sales were $18,588,125 and $411,875, respectively, for the year ended December 31, 1995.

(3) Mortgage-backed Securities

A summary of the carrying value and estimated market value of mortgage-backed securities held to maturity and available for sale at December 31, 1997 and 1996 is as follows:

                                                                      1997
                                               ----------------------------------------------------
                                                                 Gross        Gross      Estimated
                                                Amortized      unrealized   unrealized     market
                                                  cost           gains        losses       value
                                               -----------     ----------   ----------   ----------
Mortgage-backed securities held to maturity:
     FHLMC .................................   $28,695,578      327,827       142,269    28,881,136
     FNMA ..................................     6,426,964      110,582        14,439     6,523,107
     GNMA ..................................    17,335,078      269,845           389    17,604,534
                                               -----------      -------       -------    ----------
Total mortgage-backed securities
     held to maturity ......................   $52,457,620      708,254       157,097    53,008,777
                                               ===========      =======       =======    ==========
Mortgage-backed securities
     available for sale - FNMA .............   $10,314,890      152,284        22,615    10,444,559
                                               ===========      =======        ======    ==========


1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(3), Continued

                                                                      1996
                                               --------------------------------------------------
                                                                Gross      Gross       Estimated
                                                Amortized    unrealized  unrealized      market
                                                  cost          gains      losses        value
                                               -----------     -------     -------     ----------
Mortgage-backed securities held to maturity:
     FHLMC ..................................  $31,351,088     275,802     250,717     31,376,173
     FNMA ...................................    7,512,445     103,270      47,203      7,568,512
     GNMA ...................................   12,905,392     119,812      22,988     13,002,216
                                               -----------     -------     -------     ----------
Total mortgage-backed securities
     held to maturity .......................  $51,768,925     498,884     320,908     51,946,901
                                               ===========     =======     =======     ==========
Mortgage-backed securities
     available for sale - FNMA ..............  $ 2,880,109        --        56,065      2,824,044
                                               ===========     =======     =======     ==========

There were no sales of mortgage-backed securities during the years ended December 31, 1997, 1996 and 1995.

The amortized cost and estimated market value of mortgage-backed securities at December 31, 1997 are shown below. The expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                     Estimated
                                                       Amortized       Market
                                                         cost          value
                                                      ----------     ----------
Mortgage-backed securities held to maturity:
     Less than one year...........................    $4,166,969      4,145,300
     One to five years............................     9,134,655      9,064,180
     Five to ten years............................     4,053,426      4,136,950
     Over ten years...............................    35,102,570     35,662,347
                                                     -----------     ----------

                                                     $52,457,620     53,008,777
                                                     ===========     ==========

Mortgage-backed securities available for
     sale due in over ten years...................   $10,314,890     10,444,559
                                                     ===========     ==========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(4) Loans Receivable, Net

A summary of loans receivable at December 31, 1997 and 1996 is as follows:

                                                    1997              1996
                                                ------------       -----------
First mortgage loans:
     One- to four-family                        $108,890,609       103,721,738
     Multifamily                                   3,934,387         4,548,515
     Nonresidential                                8,111,563         9,628,183
                                                ============       ===========

     Total first mortgage loans                  120,936,559       117,898,436
                                                ------------       -----------
Other loans:
     Other loans                                     307,481           127,450
     Deposit account loans                           420,804           495,675
     Home equity loans                             9,512,889         8,799,609
                                                ------------       -----------

     Total other loans                            10,241,174         9,422,734
                                                ------------       -----------

     Total loans                                 131,177,733       127,321,170
                                                ------------       -----------

Allowance for loan losses                          3,060,969         3,126,480
Deferred loan fees, net                              299,144           369,778
                                                ------------       -----------

                                                   3,360,113         3,496,258
                                                ------------       -----------

                                                $127,817,620       123,824,912
                                                ============       ===========


At December 31, 1997, 1996 and 1995, loans in the amount of $2,057,000, $1,522,000 and $5,193,750, respectively, were on nonaccrual status. If nonaccrual loans had continued to realize interest in accordance with their contractual terms, approximately $163,000, $277,030 and $951,300 of interest income would have been realized for the years ended December 31, 1997, 1996 and 1995, respectively.

Interest income on nonaccrual loans included in net income amounted to $57,626, $37,426 and $100,434 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company was not committed to lend additional funds on any nonaccrual loans at December 31, 1997.

1ST BERGEN BANCORP AND SUBSIDIARIES

(4), Continued

At December 31, 1997 and 1996, the Company has impaired loans totaling $261,000 and $657,000, respectively, requiring a valuation allowance of $126,000 and $234,000, respectively. Average impaired loans totaled $598,000 and $1,178,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, loans to directors and officers amount to $27,360 and $0, respectively.

An analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                             1997         1996          1995
                                          ----------   ----------    ---------

Balance at beginning of year ..........   $3,126,480    4,746,438    5,072,998
Provision charged to operations .......      475,000      725,000    1,005,000
Recoveries ............................       50,000         --         40,000
Loans charged off, net ................     (590,511)  (2,344,958)  (1,371,560)
                                          ----------   ----------   ----------
Balance at end of year ................   $3,060,969    3,126,480    4,746,438
                                          ==========    =========    =========


(5) Accrued Interest and Dividends Receivable

A summary of accrued interest and dividends receivable at December 31, 1997 and 1996 is as follows:

                                                             1997         1996
                                                          ----------   ---------
Loans, net of allowance for uncollected interest
  of $168,878 in 1997 and $282,012 in 1996 .............. $  472,052     450,092
Mortgage-backed securities ..............................    360,736     280,510
Investment securities and other interest earning assets .  1,261,272     735,833
                                                          ----------   ---------
                                                          $2,094,060   1,466,435
                                                          ==========   =========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statement, Continued

(6) Premises and Equipment, Net

A summary of premises and equipment at December 31, 1997 and 1996 is as follows:

                                                     1997             1996
                                                  ----------        ---------

             Land                                 $  259,774           71,876
             Buildings and improvements            3,538,023        3,396,498
             Furnishings and equipment             1,250,795        1,039,709
                                                  ----------        ---------
                                                   5,048,592        4,508,083

             Less accumulated depreciation         2,029,989        1,808,970
                                                  ----------        ---------
                                                  $3,018,603        2,699,113
                                                  ==========        =========

 (7) Deposits

A summary of deposit balances as of December 31, 1997 and 1996 is as follows:

                                             1997                                             1996
                          ----------------------------------------         ----------------------------------------
                              Stated                                           Stated
                               rate         Amount             %                rate          Amount            %
                               ----         ------             -                ----          ------            -
NOW accounts                   2.75%     $ 15,854,837         7.29              2.75%      $ 11,527,716        5.65
Money market
  deposit accounts             3.00        19,271,440         8.87              3.00         20,881,101       10.23
Savings accounts               3.00        48,948,453        22.51              3.00         45,067,070       22.07
Club accounts                  3.00           395,447          .18              3.00            359,391         .18
                                         ------------                                      ------------

                                           84,470,177        38.85                           77,835,278       38.13
                                         ------------                                      ------------

Certificates of deposit   3.00-3.99           116,196          .05         3.00-3.99            120,100         .06
                          4.00-4.99         1,904,443          .88         4.00-4.99         13,644,461        6.68
                          5.00-5.99       123,669,404        56.88         5.00-5.99        100,601,573       49.28
                          6.00-6.99         6,808,323         3.13         6.00-6.99         11,458,700        5.61
                          7.00-7.99            95,966          .04         7.00-7.99            108,939         .05
                          8.00 and over          --            --          8.00 and over         76,504         .04
                                         ------------                                      ------------

                                          132,594,332        60.98                          126,010,277       61.72
                                         ------------                                      ------------

Accrued interest payable                      361,589          .17                              308,658         .15
                                         ------------                                      ------------

                                         $217,426,098       100.00                         $204,154,213      100.00
                                         ============                                      ============

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(7), Continued

The aggregate amount of certificates of deposit in denominations of $100,000 or more total $6,487,596 and $5,466,708 at December 31, 1997 and 1996,
respectively. The deposits of the Company are insured up to $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC) and is backed by the full faith and credit of the U.S. Government.

At December 31, 1997 and 1996, certificates of deposit have scheduled maturities as follows:

                                                       1997            1996
                                                   ------------     -----------
One year or less.................................  $104,718,835     100,044,318
One year to three years..........................    26,810,653      22,730,597
Three years or more..............................     1,064,844       3,235,362
                                                   ------------     -----------
                                                   $132,594,332     126,010,277
                                                   ============     ===========


Interest expense on deposits for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                              1997         1996          1995
                                           ----------    ---------     ---------
Certificates of deposit ................   $7,104,813    6,934,578     6,248,910
Savings and club amounts ...............    1,433,467    1,407,325     1,358,688
NOW and money market amounts ...........      831,740      830,517       861,119
                                           ----------    ---------     ---------
                                           $9,370,020    9,172,420     8,468,717
                                           ==========    =========     =========


(8) Borrowings

The following is a summary of borrowings at December 31, 1997:

Contractual maturity - 1998                                         $31,344,000
                                                                    ===========

Weighted average interest rate at the end of the period                    6.01%
                                                                           ====

Weighted average interest rate during the period                           6.05%
                                                                           ====

Average amount outstanding during the period                        $17,552,873
                                                                    ===========

Maximum amount outstanding at any month end during the period       $31,334,000
                                                                    ===========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


(8), Continued

Securities collateralizing the borrowings include agencies and mortgage-backed securities, which have an amortized cost of $30,867,143 and a fair value of $31,497,260 at December 31, 1997. The securities underlying the borrowings are under the Bank's control.

(9) Income Taxes

Under tax law that existed prior to 1996, if certain conditions were met, thrift institutions, in determining taxable income, were allowed a special bad debt deduction based on a percentage of taxable income before such deduction. The Company used the experience method in preparing the federal income tax return for 1995. Legislation was enacted in August 1996 which repealed the percentage of taxable income method. As a result, the Company may no longer use the percentage of taxable income reserve method. A small thrift (one with $500 million or less in assets) is allowed to use either the specific charge-off method or the "bank" experience method of Section 585 of the Internal Revenue Code (the Code) to compute its bad debt deduction.

Upon repeal of previous regulation, the Company is generally required to recapture into income the portion of its bad debt reserve (other than supplemental reserves) that exceeds its base year (December 31, 1987) reserves. The recapture amount generally will be taken into income ratably (on a straight-line basis) over a six-year period. If the Company meets the residential loan requirement for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, the recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Company during the year at issue (1996 or 1997) is at least as much as the average principal amount of loans made during the six most recent years prior to 1996. Refinancing and home equity loans are excluded. The Company is not required to recapture any amounts into income.

Retained earnings at December 31, 1997 includes approximately $5.4 million for which no provision for income tax has been made. This amount represents the base year reserves. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 1997, the Bank has an unrecognized tax liability of $1,950,000 million with respect to this reserve. The Bank does not anticipate any such recognition in the foreseeable future.

Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                  1997         1996       1995
                                               ----------    -------    -------
Current tax expense (benefit):
     Federal ...............................   $  848,903     16,013   (186,517)
     State .................................      104,609     (7,844)   (17,068)
                                               ----------    -------    -------
                                                  953,512      8,169   (203,585)
                                               ----------    -------    -------

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


                                                  1997         1996       1995
                                               ----------    -------    -------
Deferred tax expense:
     Federal ...............................   $  105,442    392,526    424,574
     State .................................          384     45,006     38,621
                                               ----------    -------    -------
                                                  105,826    437,532    463,195
                                               ----------    -------    -------
                                               $1,059,338    445,701    259,610
                                               ==========    =======    =======


A reconciliation between the effective income tax expense and the expected expense computed using the applicable statutory federal income tax rate of 34% is as follows:

                                                  1997         1996       1995
                                               ----------    -------    -------
Computed "expected" federal
  income tax expense .......................   $1,079,992    408,611    244,131
Increase (decrease) in taxes resulting from:
  New Jersey savings institution tax,
  net of federal income tax effect .........       69,296     24,527     14,225
    Other items, net .......................      (89,950)    12,563      1,254
                                               ----------    -------    -------
    Effective income tax expense ...........   $1,059,338    445,701    259,610
                                               ==========    =======    =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                       1997             1996
                                                    ----------       ---------
Deferred tax assets:
  Federal net operating loss carryover ........     $     --           101,361
  Management recognition plan .................         69,735            --
  Dividend income .............................          2,105           1,813
  Allowance for losses on loans and
    real estate owned .........................      1,103,865       1,168,495
  Accrued pension .............................          8,485           9,033
  Charitable contribution .....................           --             4,069
  Deferred loan fees ..........................         46,968          79,526
  Accrued interest receivable .................         24,934           5,045
  Unrealized loss on securities
    available for sale ........................        226,074         346,310
                                                    ----------       ---------
      Total gross deferred tax assets .........      1,482,166       1,715,652
  Less valuation allowance ....................       (177,555)       (293,277)
                                                    ----------       ---------
      Net deferred tax assets .................      1,304,611       1,422,375
                                                    ----------       ---------
Deferred tax liabilities:
  Prepaid FDIC premium ........................         25,071          25,115
  Discount accretion on securities ............          3,297           1,645
  Premises and equipment -- differences in
    depreciation ..............................         89,260          98,292
                                                    ----------       ---------
      Total gross deferred tax liabilities ....        117,628         125,052
                                                    ----------       ---------
      Net deferred tax asset ..................     $1,186,983       1,297,323
                                                    ==========       =========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(9), Continued

A deferred tax expense $4,514 at December 31, 1997 and a deferred tax benefit of $53,033 at December 31, 1996 has been recorded directly through equity. Such deferred tax benefits relate to the unrealized depreciation on debt and mortgage-backed securities available for sale. The deferred tax benefit related to the unrealized depreciation on marketable equity securities available for sale has been offset by the deferred tax valuation allowance due to uncertainties of generating capital gains to absorb such loss deductions.

Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the net deferred tax asset. However, there can be no assurance about the levels of future earnings.

(10)  Benefit Plans

Pension Plan

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

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements as determined by the plan actuaries as of September 30, 1997 and 1996:

                                                           1997          1996
                                                       ----------    ----------
Actuarial present value of benefit obligation
  including vested benefits of $921,280 and
  $768,873 at September 30, 1997 and 1996,
  respectively ....................................... $  921,280       844,985
                                                       ==========    ==========
Projected benefit obligation ......................... (1,343,209)   (1,212,683)
Plan assets at fair value (primarily insurance
  contracts and time deposits with banks) ............    971,137       879,452
                                                       ----------    ----------
    Projected benefit obligation
    in excess of plan assets .........................   (372,072)     (333,231)

Unrecognized net loss ................................    130,437       107,469
Unrecognized net transition obligation ...............    139,246       149,958
Unrecognized prior service cost ......................    (17,314)      (18,468)
                                                       ----------    ----------
    Accrued pension cost .............................  $(119,703)      (94,272)
                                                       ==========    ==========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10), Continued

Net periodic pension cost includes the following components for the years ended September 30, 1997, 1996 and 1995:

                                                1997       1996        1995
                                             --------     -------     -------
Service cost ............................... $131,103     125,202     117,080
Interest cost ..............................   90,363      75,874      68,307
Return on plan assets ......................  (43,937)    (43,104)    (37,995)
Net amortization and deferral ..............  (15,153)     (3,224)     (2,092)
                                             --------     -------     -------
Net periodic pension cost .................. $162,376     154,748     145,300
                                             ========     =======     =======

The discount rate and rate of increase in future compensation levels used in computing the net periodic pension cost were 7.5% and 4.5%, respectively, for 1997, 1996 and 1995. The expected long-term rate of return on assets was 7.5% in 1997, 1996 and 1995.

ESOP

In connection with the conversion from a mutual to a capital stock form, the Company established the ESOP for the benefit of the employees of the Company. The ESOP purchased 253,920 shares, or 8% of the total stock sold in the subscription, for $2,539,200 financed by a loan from the Company.

The ESOP was effective upon completion of the conversion. Full-time employees of the Company or the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained the age of 21 are eligible to participate in the ESOP. At December 31, 1997, 15,781 ESOP shares have been allocated. There were no ESOP shares allocated in 1996. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years beginning on December 31, 1997. The loan will be collateralized by the uncommitted common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year.

Stock Option Plans

The Company maintains stock option plans for the benefit of directors, officers and other key employees.

The Incentive Stock Option Plan provides for 222,180 common shares which may be granted to key employees of the Company. The options are subject to a five-year vesting schedule with 20% of the options vesting each year. The Incentive Stock Option Plan authorizes the grant of options that may be either options that qualify as incentive stock options as defined in Section 422 of the Code, as amended, or options that do not qualify. In 1997, the Company granted 181,200 options to key employees at an exercise price of $13.975.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10), Continued

The Stock Option Plan for Outside Directors provides for 95,220 common shares which may be granted to members of the Board of Directors, who are not employees of the Company. The options are intended to become exercisable in five equal annual installments commencing one year from the date of grant. In 1997, the Company granted 79,350 options at an exercise price of $13.975.

Changes in the number of shares outstanding under the plans and the weighted average exercise price of those shares are as follows:

                                                       1997
                                              -----------------------
                                                             Weighted
                                               Number         average
                                                 of          exercise
                                               shares          price
                                              -------       ---------
       Outstanding at beginning of year.....     --         $    --
       Granted..............................  260,550          13.975
       Exercised............................     --              --

       Outstanding at end of year...........  260,550       $  13.975
                                              =======       =========

For options that were granted in 1997, the exercise price of the options equaled the market value of the stock at grant date.

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                    Weighted
                                     average       Weighted
                      Number of     remaining       average
                       shares       contractual     exercise
                     outstanding   life in years     price
                     -----------   -------------   ---------
                      $260,550         10.0         $ 13.975
                      ========         ====         ========

There are no options exercisable at December 31, 1997.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10), Continued

The Bank applies APB 25 in accounting for the plans. Consistent with SFAS 123, if compensation cost for the plans were included as compensation expense, the Company's net income and earnings per share for 1997 would have been reduced to the pro forma amounts indicated below:

            Net income:
               As reported ................. $ 2,117,110
               Pro forma ...................   1,880,137
                                             ===========

            Basic earnings per share:
               As reported .................    $    .80
               Pro forma ...................         .71
                                                     ===

            Diluted earnings per share:
               As reported .................    $    .80
               Pro forma ...................         .71
                                                     ===

The fair value of stock options granted by the Bank was estimated through the use of the Black-Scholes option-pricing model that takes into account the following factors as of the grant date: the exercise price and expected life of the option, the market price of the underlying stock at the grant date and its expected volatility, and the risk-free interest rate for the expected term of the option. In deriving the fair value of the stock options, the stock price at the grant date is reduced by the value of dividends to be paid during the life of the option. The following assumptions were used for grants in 1997: dividend yield of 1.07%, an expected volatility of 21% and the risk free interest rate of 5.71% for 1997. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effect on pro forma net income for future years.

RRP

The RRP was adopted in 1997 as a method of providing executive officers an incentive designed to encourage such persons to promote the growth and profitability of the Company and to remain employed with the Company. The RRP is a nonqualified plan under ERISA. The shares awarded vest in five equal annual installments commencing one year from the date of grant. The RRP authorizes the granting of plan share awards of up to 88,872 shares of common stock. The Company granted 73,980 shares to key employees in 1997.

The Recognition and Retention Plan for Outside Directors (Directors' RRP) was adopted as a method of providing outside directors an incentive designed to encourage such persons to promote the growth and profitability of the Company. The Directors' RRP is a non-qualified plan under ERISA. The shares are to vest in five equal annual installments commencing one year from the date of grant. The Directors' RRP authorizes the granting of plan share awards of up to 38,088 shares of common stock. The Company granted 31,740 shares to outside directors under the plan.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(11) Commitments, Contingencies and Concentrations of Credit Risk

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

At December 31, 1997, financial instruments and commitments whose contractual amounts represent off-balance-sheet credit risk are comprised of unused home equity lines of credit, primarily floating-rate, totaling $5.3 million.

At December 31, 1997, the Company has commitments to purchase loans totaling $3.2 million and commitments to originate loans of $1.0 million.

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

Concentrations of Credit Risk

A substantial portion of the Company's loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate market conditions.

(12) Recapitalization of SAIF

On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The FDIC special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in the third quarter and was tax deductible. The Bank took a charge of $1.3 million, before tax-effect, as a result of the FDIC special assessment. This legislation eliminated the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(12), Continued

Beginning on January 1, 1997, BIF members paid a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points on SAIF-insured deposits, and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

The FDIC lowered SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an ongoing basis or whether the BIF and SAIF will eventually be merged.

(13) Regulatory Matters

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1
(core) capital to total adjusted assets of 3.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

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

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statement, Continued

(13), Continued

Management believes that, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action guidelines. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the minimum capital adequacy requirements and the requirements for classification as a well-capitalized institution (dollars in thousands).

                                                                                To be well
                                                                                capitalized
                                                           For capital         under prompt
                                                            adequacy             correction
                                          Actual            purposes               action
                                    -----------------   ------------------    ----------------
                                     Amount     Ratio   Amount       Ratio    Amount     Ratio
                                    -------     -----   ------       -----    ------     -----
As of December 31, 1997:
  Tangible capital ................ $30,860     10.6%    4,371        1.5%     4,371      1.5%
  Core capital ....................  30,860     10.6     8,742        3.0     14,571      5.0
  Tier 1 risk-based capital .......  30,860     24.9     4,949        4.0      7,423      6.0
  Risk-based capital ..............  32,417     26.2     9,897        8.0     12,371     10.0
                                    =======     ====     =====        ===     ======     ====

As of December 31, 1996:
  Tangible capital ................ $28,151      9.7%    3,712        1.5%     3,712      1.5%
  Core capital ....................  28,151      9.7     7,425        3.0     12,374      5.0
  Tier 1 risk-based capital .......  28,151     22.8     4,194        4.0      6,291      6.0
  Risk-based capital ..............  29,477     28.1     8,388        8.0     10,485     10.0
                                    =======     ====     =====        ===     ======     ====

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(13), Continued

OTS regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as cash dividends and payments to repurchase or otherwise acquire shares. Because of the Bank's regulatory capital requirements approximately $12,200,000 of its retained earnings is unavailable for distribution to the Company.

(14) Stock Repurchase Program

The Company has completed three stock repurchases aggregating 14% of outstanding shares. As of December 31, 1997, 436,425 shares (including the shares purchased for the RRP) have been repurchased under this program.

(15) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose in the notes to consolidated financial statements the fair value of financial assets and liabilities for which it is practicable to estimate fair value. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

Cash and Cash Equivalents

For cash and due from banks and interest-bearing deposits, the carrying amount approximates fair value.

Investment and Mortgage-backed Securities

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

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statement, Continued

(15), Continued

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

Advances

The fair value for advances from the FHLB-NY are calculated by discounting estimated future cash flows using current rates for similar remaining maturities.

Commitments to Extend Credit

Fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements. Fair market value approximates the contract amount.

The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are presented in the following tables.

                                                              1997                        1996
                                                  --------------------------   -------------------------
                                                   Book value     Fair value    Book value    Fair value
                                                  ------------   -----------   -----------   -----------
Financial assets:
  Cash and cash equivalents ..................... $  3,199,133     3,199,133     7,730,770     7,730,770
  Investment securities held to maturity ........   46,903,262    47,252,311    33,135,851    33,180,975
  Mortgage-backed securities held to maturity ...   52,457,620    53,008,777    51,768,925    51,946,901
  Investment securities available for sale ......   41,090,336    41,090,336    19,596,895    19,596,895
  Mortgage-backed securities available for sale .   10,444,559    10,444,559     2,824,044     2,824,044
  Loans .........................................  127,817,620   132,755,000   123,824,912   128,364,000
  Federal Home Loan Bank of New York stock ......    1,627,100     1,627,100     1,487,200     1,487,200
Financial liabilities:
  Deposits ......................................  217,426,098   217,595,686   204,154,213   204,334,381
  Advances from Federal Home Loan
    Bank of New York ............................   31,334,000    31,334,000          --            --
                                                   ===========   ===========   ===========   ===========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(15), Continued

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

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(16) Parent Company Only

At December 31, 1997, the Company, which was formed in November 1995, has two subsidiaries: the Bank and South Bergen Financial Services, Inc. The earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, subsidiaries' dividends paid reduce the Company's investment in the subsidiaries. The following information should be read in conjunction with other notes to the consolidated financial statements. Condensed financial statements of the Company at December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period March 29, 1996 (conversion date) to December 31, 1996 are presented below:

                        Statements of Financial Condition

                                   Assets              1997             1996
                                                   -----------      -----------
Cash ............................................. $ 6,664,492       10,954,225
ESOP loan receivable from subsidiary .............   2,381,381        2,539,200
Investment in subsidiaries .......................  31,035,213       28,056,681
Other assets .....................................      16,032             --
                                                   -----------      -----------
     Total assets ................................ $40,097,118       41,550,106
                                                   ===========      ===========

                      Liabilities and Stockholders' Equity

Other liabilities ................................ $   827,426          315,523
Stockholders' equity .............................  39,269,692       41,234,583
                                                   -----------      -----------
     Total liabilities and stockholders' equity .. $40,097,118       41,550,106
                                                   ===========      ===========

                              Statements of Income

                                                       1997             1996
                                                   -----------      -----------
Interest income - ESOP loan receivable
  from subsidiary ................................ $   190,510          152,352
Expenses - miscellaneous .........................    (366,920)         (47,154)
                                                   -----------      -----------
     (Loss) income before equity in
       undistributed earnings of subsidiaries ....    (176,410)         105,198
Undistributed earnings of subsidiaries ...........   2,293,520          444,802
                                                   -----------      -----------
     Net income .................................. $ 2,117,110          555,000
                                                   ===========      ===========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(16), Continued

Statements of Cash Flows
                                                       1997             1996
                                                   -----------      -----------
Cash flows from operating activities:
     Net income ................................   $ 2,117,110          550,000
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
     Undistributed earnings of subsidiaries ....    (2,293,520)        (444,802)
     Increase in other assets ..................       (16,032)            --
     Increase in other liabilities .............       511,903          315,523
                                                   -----------      -----------
Net cash provided by operating activities ......       319,461          420,721
                                                   -----------      -----------
Cash flows from investing activities:
     Decrease (increase) in investment in
       subsidiary ..............................       140,277      (12,923,571)
     Decrease (increase) in ESOP loan
        receivable from subsidiary .............       157,819       (2,539,200)
                                                   -----------      -----------
Net cash provided by (used in) investing
  activities ...................................       298,096      (15,462,771)
                                                   -----------      -----------
Cash flows from financing activities:
     Net proceeds from stock offering ..........          --         28,081,638
     Cash dividends paid .......................      (459,739)        (190,882)
     Purchase of shares by RRP .................    (1,745,700)            --
     Purchase of treasury stock ................    (2,701,851)      (1,894,481)
                                                   -----------      -----------
Net cash (used in) provided by investing
  activities ...................................    (4,907,290)      25,996,275
                                                   -----------      -----------
Net (decrease) increase in cash ................    (4,289,733)      10,954,225

Cash at beginning of period ....................    10,954,225             --
                                                   -----------      -----------
Cash at end of period ..........................   $ 6,664,492       10,954,225
                                                   ===========      ===========

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(17)  Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management has not yet determined the impact of the adoption on its reporting of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS 131 is not expected to change the Company's reporting requirements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(18)  Quarterly Financial Data (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 1997 and 1996 (dollars in thousands).

                                             First      Second      Third    Fourth
                                            quarter     quarter    quarter   quarter
                                            -------     -------    -------   -------
Year ended December 31, 1997:
     Interest income ...................... $4,422      4,883      5,102      5,095
     Interest expense .....................  2,213      2,549      2,812      2,857
                                            ------      -----      -----      -----
     Net interest income
       before provision for loan losses ...  2,209      2,334      2,290      2,238

Provision for loan losses .................    175        125        100         75
                                            ------      -----      -----      -----
     Net interest income
       after provision for loan losses ....  2,034      2,209      2,190      2,163

Non-interest income .......................     67         57         80         85
Non-interest expense ......................  1,308      1,393      1,489      1,518
                                            ------      -----      -----      -----
Net income before taxes ...................    793        873        781        730

Federal and state income taxes expense ....    289        303        291        177
                                            ------      -----      -----      -----
Net income ................................ $  504        570        490        553
                                             =====      =====      =====      =====
Basic earnings per share ..................    .18        .19        .19        .22
                                             =====      =====      =====      =====
Basic weighted average shares .............  2,761      2,644      2,550      2,501
                                             =====      =====      =====      =====
Diluted earnings per share ................    .18        .19        .19        .21
                                             =====      =====      =====      =====
Diluted weighted average shares ...........  2,761      2,645      2,606      2,571
                                             =====      =====      =====      =====

1ST BERGEN BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(18)  Quarterly Financial Data (Unaudited) Continued

                                             First      Second      Third    Fourth
                                            quarter     quarter    quarter   quarter
                                            -------     -------    -------   -------
Year ended December 31, 1996:
     Interest income ...................... $3,999      4,356      4,388      4,495
     Interest expense .....................  2,359      2,346      2,247      2,220
                                             -----      -----      -----      -----
     Net interest income before provision
       for loan losses ....................  1,640      2,010      2,141      2,275

Provision for loan losses .................    125        150        325        125
                                             -----      -----      -----      -----
     Net interest income after provision
       for loan losses ....................  1,515      1,860      1,816      2,150

Non-interest income .......................     49         56         39         57
Non-interest expense ......................  1,241      1,145      2,487      1,467
                                             -----      -----      -----      -----
     Net income (loss) before
       tax expense (benefit) ..............    323        771       (632)       740

Federal and state income tax expense
  (benefit) ...............................    117        277       (226)       278
                                             -----      -----      -----      -----
Net income (loss) ......................... $  206        494       (406)       462
                                             =====      =====      =====      =====
Basic earnings per share ..................   --          .16       (.13)       .16
                                             =====      =====      =====      =====
Basic weighted average shares .............   --        3,174      3,174      2,825
                                             =====      =====      =====      =====
Diluted earnings per share ................   --          .16       (.13)       .16
                                             =====      =====      =====      =====
Diluted weighted average shares ...........   --        3,174      3,174      2,825
                                             =====      =====      =====      =====

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                   DESCRIPTION
-----------                                                   -----------
  21                                     Subsidiary of 1st Bergen Bancorp

  23                                        Independent Auditors' Consent

  27                                              Financial Data Schedule