Form 10-K/A
period 1997-12-31
1ST BERGEN BANCORP
filed 1998-04-02
CIK 1005016

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For year ended December 31, 1997
                    -----------------

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

ITEM 6. SELECTED FINANCIAL AND OTHER DATA OF THE BANK


                                                                             AT DECEMBER 31,
                                                                             ---------------
                                                    1997          1996           1995            1994          1993
                                                    ----          ----           ----            ----          ----
SELECTED FINANCIAL CONDITION DATA:

Total assets                                      $290,345       $246,553       $225,046       $215,130       $219,107
Loans receivable, net                              127,818        123,825        109,051        120,831        129,566
Investment securities held to maturity              46,903         33,136         39,510         38,963         36,914
Mortgage-backed securities held to maturity         52,458         51,769         54,869         41,222         28,315
Mortgage-backed securities available for sale       10,445          2,824              0              0              0
Investment securities available for sale            41,090         19,597          6,778          6,349              0
Deposits                                           217,426        204,154        209,213        194,838        204,436
Real estate owned, net                                 118            537          1,926            265            525
Advances from FHLB                                  31,334              0              0          4,250              0
Stockholders' equity                                39,270         41,235         14,667         13,778         13,426

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                              1997           1996            1995            1994            1993
                                                              ----           ----            ----            ----            ----

SELECTED OPERATING DATA:
Interest income                                              $19,502        $17,238        $ 15,276         $15,298        $ 17,161
Interest expense                                              10,431          9,172           8,579           6,788           7,602
                                                              ------        -------        --------         -------        --------
Net interest income                                            9,071          8,066           6,697           8,510           9,559
Provision for loan losses                                        475            725           1,005           2,540           3,042
                                                              ------        -------        --------         -------        --------
Net interest income after provision
 for loan losses                                               8,596          7,341           5,692           5,970           6,517
Non-interest income (loss)                                       289            201            (199)            142             148
Net loss from real estate owned                                   11            261             115              97             912
Other non-interest expense                                     5,698          6,079           4,660           4,524           4,255
Income before income tax expense                               3,176          1,202             718           1,491           1,498
Income taxes (benefit)                                         1,059            446             260             536            (727)
                                                              ------        -------        --------         -------        --------
Net income                                                   $ 2,117        $   756        $    458         $   955        $  2,225
                                                             =======        =======        ========         =======        ========


                                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                  1997           1996           1995            1994          1993
                                                                  ----           ----           ----            ----          ----

SELECTED FINANCIAL RATIOS:
Return on average assets                                           .78%           .31%          0.21%            .44%         1.02%
Return on average equity                                          5.29%          1.99%          3.19%           6.74%        18.41%
Equity to assets                                                 13.53%         16.72%          6.52%           6.40%         6.13%
Net interest rate spread                                          2.93%          2.90%          3.05%           3.85%         4.73%
Net interest margin                                               3.48%          3.43%          3.19%           4.01%         4.71%
Non-interest income (loss) to average
assets                                                             .11%          0.08%          (.09%)           .06%          .07%
Non-interest expense to average assets                            2.09%          2.57%          2.19%           2.11%         2.37%
Efficiency ratio (1)                                             60.89%         60.97%         73.48%          53.41%        53.23%
Average interest earning assets to
average interest bearing liabilities                            113.60%        112.62%        103.47%         104.87%        99.50%

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

     Net Interest Income. For the year ended December 31, 1996, net interest income increased $1.4 million, or 20.5%, to $8.1 million for the year ended December 31, 1996, from $6.7 million for the prior period. The Company's net interest rate spread decreased slightly by 15 basis points to 2.90% from 3.05% for the year ended December 31, 1995. This was offset by an increase in interest earning assets of $25.4 million, or 12.11%, to $235.2 million for the year ended December 31, 1996, from $209.8 million for the year ended December 31, 1995.

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

MARKET RISK AND INTEREST RATE SENSITIVITY ANALYSIS

     Market risk is the potential loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     See Footnote 17 of Consolidated Financial Statements on Page F-32.

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

     The tables below set forth information concerning delinquent loans as of the periods indicated. The amounts represent the total remaining balances of the related loans and percentage of total loans outstanding, rather than the actual payment amounts which are overdue:

                                                  AT DECEMBER 31, 1997
                                                  --------------------
                                           60-89 DAYS         90 DAYS OR MORE
                                           ----------         ---------------
                                                PRINCIPAL            PRINCIPAL
                                       NUMBER    BALANCE     NUMBER   BALANCE
                                      OF LOANS  OF LOANS   OF LOANS  OF LOANS
                                      --------  --------   --------  -------
                                                  (DOLLARS IN THOUSANDS)

One- to four-family                       3        $306        12       $1,793
Multi-family residential/
 Non-residential                         --         --          2          261
Consumer Loans                            1           5         1            3
Commercial                               --         --         --         --
                                        ---        ----        --       ------
    Total delinquent loans                4        $311        15       $2,057
                                        ===        ====        ==       ======
Delinquent loans to
  gross loans                                      0.24%                  1.57%

                                                   AT DECEMBER 31, 1996
                                                   --------------------
                                             60-89 DAYS        90 DAYS OR MORE
                                             ----------        ---------------
                                                  PRINCIPAL            PRINCIPAL
                                        NUMBER     BALANCE    NUMBER   BALANCE
                                       OF LOANS   OF LOANS   OF LOANS  OF LOANS
                                       --------  --------   --------  -------
                                                 (DOLLARS IN THOUSANDS)

One- to four-family                        6         $44         9       $  865
Multi-family residential/
  Non-residential                          1           9         2          657
Consumer Loans                            --          --        --         --
Commercial                                --          --        --         --
                                          --         ---        --       ------
   Total delinquent loans                  7         $53        11       $1,522
                                         ===         ===        ==       ======
Delinquent loans to gross
  loans                                             0.42%                  1.20%


                                                   AT DECEMBER 31, 1996
                                                   --------------------
                                             60-89 DAYS        90 DAYS OR MORE
                                             ----------        ---------------
                                                  PRINCIPAL            PRINCIPAL
                                        NUMBER     BALANCE    NUMBER   BALANCE
                                       OF LOANS   OF LOANS   OF LOANS  OF LOANS
                                       --------  --------   --------  -------
                                                 (DOLLARS IN THOUSANDS)

One- to four-family                       5         $  34       18       $2,125
Multi-family residential/
  Non-residential                         3            74        8        3,017
Consumer Loans                           --           --         1           52
Commercial                               --           --        --         --
                                         ---        -----       --       ------
   Total delinquent loans                 8         $ 108       27       $5,194
                                         ===        =====       ==       ======
Delinquent loans to gross
  loans                                              0.95%                 4.55%



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


     Not included as non-accrual loans in the table above are balloon real estate loans which are still performing but which are beyond their original maturity date. Historically, these loans have either been paid off or extended at current market rates of interest by the Bank. These loans amounted to $84,758, $610,259, $808,192, $0, and $973,038 at December 31, 1997, 1996, 1995,
1994 and 1993, respectively.

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

     The following table shows the amortized value, weighted average yield, and maturities of the Company's investment securities portfolio, excluding FHLBNY stock at December 31, 1997:

                                                                                 AT DECEMBER 31, 1997
                                                                                 --------------------
                                                         LESS THAN                  1-5                         5-10
                                                           1 YEAR                  YEARS                       YEARS
                                                           ------                  -----                       -----
                                                                  WEIGHTED                 WEIGHTED                    WEIGHTED
                                                  CARRYING         AVERAGE  CARRYING       AVERAGE    CARRYING         AVERAGE
                                                   VALUE            YIELD    VALUE          YIELD      VALUE            YIELD
                                                   -----            -----    -----          -----      -----            -----
                                                                            (DOLLARS IN THOUSANDS)

Investments held to maturity:
  U.S. Government and
    agency securities                                 --             --      $3,000          6.28%    $28,953            7.22%
    Total
investments held
  to maturity                                         --             --      $3,000          6.28%    $28,953            7.22%
Investment
 securities
  Available for sale:
  Prudential Securities
    Trust                                           $7,053          4.83%      --              --          --              --
  U.S. Government and
    Agency securities                                 --             --      $5,000           5.97%    $29,345
    Total securities                                $7,053          4.83%    $5,000           5.97%    $29,345           7.27%



                                                                                 AT DECEMBER 31, 1997
                                                                                 --------------------
                                                                OVER 10                          TOTAL INVESTMENT
                                                                 YEARS                              SECURITIES
                                                                 -----                              ----------
                                                                         WEIGHTED                                        WEIGHTED
                                                     CARRYING            AVERAGE      CARRYING         MARKET             AVERAGE
                                                       VALUE              YIELD         VALUE           VALUE               YIELD
                                                       -----              -----         -----           -----               -----
                                                                                (DOLLARS IN THOUSANDS)

Investments held to maturity:                         $14,950              7.51%       $46,903          $47,252             7.26%
  U.S. Government and
    agency securities
    Total                                             $14,950              7.51%       $46,903          $47,252             7.26%
investments held
  to maturity
Investment
 securities
  Available for sale:
  Prudential Securities
    Trust                                                --                 --         $ 7,053          $ 6,751             4.83%
  U.S. Government and
    Agency securities                                    --                 --         $34,345          $34,340             7.10%
    Total securities                                     --                 --         $41,398          $41,091             6.69%



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

     The Pension Plan provides for monthly payments to each participating employee at normal retirement age. The monthly benefit is determined as a percentage of a final average salary using the straight line annuity basis. The actual percentage is obtained by multiplying the number of years of participation by an annual percentage factor of 1.75%. Benefits payable prior to age 65 will be reduced actuarially to a level which reflects the present value of the unreduced age 65 benefit. A participant first vests in his benefit after two years of employment service and is fully vested after six years of employment service. The Pension Plan also provides a pre-retirement death benefit which is equal to the present value of a participant's accrued benefit at date of death. At December 31, 1997, Messrs. Brickman, Gossweiler and Maison had 5, 16 and 5 years of credited service, respectively.

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

RRP

     The Company maintains the 1st Bergen Bancorp Recognition and Retention Plan for Executive Officers and Employees (the "RRP") as a method of providing executives of the Company and the Bank an incentive designed to encourage such persons to promote the growth and profitability of the Company and the Bank and to remain employed with the Company and the Bank.

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

(4) Includes 1,640 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Gossweiler.

(5) Includes 1,950 shares held by the South Bergen Savings Bank 401K Profit Sharing Plan for the benefit of Mr. Maison.

     Ownership by persons owning more than 5% of the Company's outstanding Common Stock:

=====================================================================================================
                                                                           AMOUNT AND
                                                                           NATURE OF
                                                                           BENEFICIAL       PERCENT
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER               OWNERSHIP       OF CLASS
--------------           ------------------------------------              -----------      ---------
Common Stock       South Bergen Savings Bank,                               253,920(1)        9.26%
                   Employee Stock Ownership Trust ("ESOP")
                   250 Valley Boulevard
                   Wood-Ridge, NJ 07075

Common Stock       Bay Pond Partners, L.P. (together with its                  243,200        8.87%
                   general partner, Wellington Hedge Management
                   Limited Partnership and its general partner
                   Wellington Hedge Management, Inc.)
                   75 State Street
                   Boston, MA  02109

Common Stock       Fidelity Management & Research Co.                          235,000        8.57%
                   82 Devonshire Street
                   Boston, MA 02109-3614

Common Stock       First Manhattan Co.                                         232,200        8.47%
                   437 Madison Avenue
                   New York, NY 10022

Common Stock       Janus Capital Corporation                                   192,125        7.01%
                   100 Fillmore Street
                   Denver, CO 80206

Common Stock       Wellington Management Company, LLP                          184,435        6.73%
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

23                Independent Auditors' Consent

27                Financial Data Schedule

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


/s/ BERNARD LEUNG              Director                               March 30, 1998
------------------------
Bernard Leung, M.D.


/s/ ROBERT C. MILLER           Director                               March 30, 1998
------------------------
Robert C. Miller


/s/ ROBERT O'NEILL             Director                               March 30, 1998
------------------------
Robert O'Neill


/s/ RICHARD MASCH              Director                               March 30, 1998
------------------------
Richard Masch

/s/ KATHLEEN FISHER            Director                               March 30, 1998
------------------------
Kathleen Fisher

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


                                   KPMG PEAT MARWICK LLP

Short Hills, New Jersey
February 2, 1998

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

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 1997, 1996 and 1995


                                                                           1997             1996             1995
                                                                        -----------     -----------      -----------
Interest income:
     Loans .........................................................    $10,046,561       9,808,831       10,245,315
     Mortgage-backed securities held to maturity ...................      3,531,853       3,359,618        2,456,766
     Mortgage-backed securities available for sale .................        427,662         156,013             --
     Investment securities held to maturity ........................      3,775,791       2,980,394        2,200,689
     Investments securities available for sale .....................      1,720,302         933,451          372,872
                                                                        -----------      ----------       ----------

     Total interest income .........................................     19,502,169      17,238,307       15,275,642
                                                                        -----------      ----------       ----------

Interest expense:
     Deposits (note 7) .............................................      9,370,020       9,172,420        8,468,717
     Advances from Federal Home Loan Bank of
       New York ....................................................      1,061,421            --            110,679
                                                                        -----------      ----------       ----------

     Total interest expense ........................................     10,431,441       9,172,420        8,579,396
                                                                        -----------      ----------       ----------

Net interest income before provision for loan losses ...............      9,070,728       8,065,887        6,696,246

Provision for loan losses (note 4) .................................        475,000         725,000        1,005,000
                                                                        -----------      ----------       ----------

Net interest income after provision for loan losses ................      8,595,728       7,340,887        5,691,246
                                                                        -----------      ----------       ----------

Non-interest income (loss):
     Loan fees and service charges .................................        135,643         158,220          139,655
     Loss on sale of loans or securities ...........................           --              --           (411,875)
     Other .........................................................        153,550          42,817           73,548
                                                                        -----------      ----------       ----------

     Total non-interest income (loss) ..............................        289,193         201,037         (198,672)
                                                                        -----------      ----------       ----------

Non-interest expense:
     Compensation and employee benefits (note 10) ..................      3,241,224       2,449,952        2,259,618
     Occupancy .....................................................        303,454         281,485          249,810
     Equipment .....................................................        465,184         398,246          383,479
     Advertising ...................................................        214,674         190,848          193,334
     Federal insurance premiums (note 12) ..........................        139,272       1,652,772          451,449
     Net loss from real estate owned ...............................         11,411         261,414          115,017
     Insurance and bond premium ....................................        123,337         103,086           93,265
     Other expenses ................................................      1,209,917       1,002,324        1,028,570
                                                                        -----------      ----------       ----------

     Total non-interest expense ....................................      5,708,473       6,340,127        4,774,542
                                                                        -----------      ----------       ----------

     Income before federal and state income tax expense ............      3,176,448       1,201,797          718,032

     Federal and state income tax expense (note 9) .................      1,059,338         445,701          259,610
                                                                        -----------      ----------       ----------

     Net income ....................................................    $ 2,117,110         756,096          458,422
                                                                        ===========      ==========       ==========

     Basic earnings per share ......................................    $       .80             .19             --

     Basic weighted average shares .................................      2,616,495       3,058,793             --
                                                                        ===========      ==========       ==========

     Diluted earnings per share ....................................    $       .80             .19             --

     Diluted weighted average shares ...............................      2,639,914       3,058,793             --
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

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995


                                                                      1997                 1996             1995
                                                                      ----                 ----             ----
Cash flows from operating activities:
     Net income ...............................................   $  2,117,110             756,096          458,422
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses ................................        475,000             725,000        1,005,000
     Net gains on sales of real estate owned ..................        (36,207)            (90,195)         (50,225)
     Net loss on sales of securities available for sale .......           --                  --            411,875
     Depreciation .............................................        221,019             168,181          164,213
     Amortization of RRP shares ...............................        193,816                --               --
     Allocation of ESOP shares ................................        276,052                --               --
     Net amortization of premiums and discounts on
       mortgage-backed securities .............................         87,217              62,956           80,999
     Net amortization of premiums and discounts on
       investment securities ..................................        (13,018)             (6,924)         (36,947)
     Amortization of deferred loan fees .......................        (70,634)             (9,208)         (54,874)
     (Increase) decrease in accrued interest and
       dividends receivable ...................................       (627,625)           (425,427)          36,539
     Decrease (increase) in deferred income taxes .............        561,389             288,604         (215,840)
     (Increase) decrease in other assets ......................       (203,777)            390,118         (410,557)
     Increase (decrease) in accrued income taxes
       payable ................................................          5,269             241,517         (701,841)
     Increase in other liabilities ............................        662,272              26,500           18,177
                                                                  ------------         -----------      -----------

Net cash provided by operating activities .....................   $  3,647,883           2,127,218          704,941
                                                                  ------------         -----------      -----------
Cash flows from investing activities:
     Purchases of mortgage-backed securities held to
       maturity ...............................................    (15,240,171)         (9,715,498)     (20,653,956)
     Purchases of mortgage-backed securities available
       for sale ...............................................     (9,621,002)         (3,128,447)            --
     Principal repayments on mortgage-backed securities
       held to maturity .......................................     14,465,609          12,754,900        6,925,241
     Principal repayments on mortgage-backed securities
       available for sale .....................................      2,184,871             246,350             --
     Purchases of investment securities held to maturity ......    (29,985,938)        (29,948,500)     (22,509,901)
     Purchases of investment securities available for sale ....    (45,895,000)        (13,000,000)            --
     Principal repayments on investment securities held
       to maturity ............................................      1,231,545             659,746             --
     Calls/maturities of investment securities held to
       maturity ...............................................     15,000,000          35,670,000        3,000,000
     Calls/maturities of investment securities available
       for sale ...............................................     24,550,000                --               --
     Purchases of loans .......................................     (6,051,825)         (8,112,177)        (484,800)
     Proceeds from sale of loans ..............................        523,166           1,293,321           45,000
     Proceeds from sale of investment securities available
       for sale ...............................................           --                  --         18,588,125
     Net decrease (increase) in loans receivable ..............        591,445         (10,486,170)       8,654,100
     Additions to premises and equipment ......................       (540,509)           (197,418)         (77,948)
     Proceeds from sales of real estate owned .................        994,645           3,294,253        1,005,365
     Purchases of Federal Home Loan Bank
       of New York stock ......................................       (139,000)            (40,700)         (96,800)
                                                                  ------------         -----------      -----------

Net cash used in investing activities .........................   $(47,932,164)        (20,710,340)      (5,605,574)
                                                                  ------------         -----------      -----------

See accompanying notes to consolidated financial statements.

1ST BERGEN BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued


                                                                      1997                 1996             1995
                                                                      ----                 ----             ----
Cash flows from financing activities:
     Net proceeds from stock offering .........................   $        --            30,620,838            --
     Federal Home Loan Bank of New York advances ..............     31,334,000                --         (4,250,000)
     Net increase (decrease) in deposits ......................     13,271,885          (5,059,042)      14,375,076
     Increase (decrease) in advance payments by
       borrowers for taxes and insurance ......................         54,049             249,734         (413,877)
     Dividends paid ...........................................       (459,739)           (190,882)            --
     Purchase of shares by ESOP ...............................           --            (2,539,200)            --
     Purchase of treasury stock ...............................     (2,701,851)         (1,894,481)            --
     Purchase of shares by RRP ................................     (1,745,700)               --               --
                                                                  ------------         -----------      -----------
Net cash provided by financing activities .....................     39,752,644          21,186,967        9,711,199
                                                                  ------------         -----------      -----------

Net (decrease) increase in cash and cash equivalents ..........     (4,531,637)          2,603,845        4,810,566

Cash and cash equivalents at beginning of year ................      7,730,770           5,126,925          316,359
                                                                  ------------         -----------      -----------

Cash and cash equivalents at end of year ......................   $  3,199,133           7,730,770        5,126,925
                                                                  ============         ===========      ===========

Cash paid during the year for:
     Federal and state income taxes ...........................   $    460,000                --            463,000
                                                                  ============         ===========      ===========

     Interest on deposits and advances ........................   $  9,816,967           9,217,182        8,482,190
                                                                  ============         ===========      ===========

Noncash investing and financing activities - transfers
     to real estate owned .....................................   $    539,238           1,814,984        2,616,312
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
                                             ========     =======     =======

The discount rate and rate of increase in future compensation levels used in computing the net periodic pension cost were 7.5%, 4.5% and 4.5%, respectively, for 1997, 1996 and 1995. The expected long-term rate of return on assets was 7.5% in 1997, 1996 and 1995.

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

                        Statements of Financial Condition

                                   Assets              1997             1996
                                                   -----------      -----------
Cash ............................................. $ 6,664,492       10,954,225
ESOP loan receivable from subsidiary .............   2,381,381        2,539,200
Investment in subsidiaries .......................  31,035,213       28,056,681
Other assets .....................................      16,032             --
                                                   -----------      -----------
     Total assets ................................ $40,097,118       41,550,106
                                                   ===========      ===========

                      Liabilities and Stockholders' Equity

Other liabilities ................................ $   827,426          315,523
Stockholders' equity .............................  39,269,692       41,234,583
                                                   -----------      -----------
     Total liabilities and stockholders' equity .. $40,097,118       41,550,106
                                                   ===========      ===========

                              Statements of Income

                                                       1997             1996
                                                   -----------      -----------
Interest income - ESOP loan receivable
  from subsidiary ................................ $   190,510          152,352
Expenses - miscellaneous .........................    (366,920)         (47,154)
                                                   -----------      -----------
     (Loss) income before equity in
       undistributed earnings of subsidiaries ....    (176,410)         105,198
Undistributed earnings of subsidiaries ...........   2,293,520          444,802
                                                   -----------      -----------
     Net income .................................. $ 2,117,110          550,000
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