Form 10-Q
period 1998-03-31
1ST BERGEN BANCORP
filed 1998-05-15
CIK 1005016

Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                         COMMISSION FILE NUMBER 0-27686


                               1st Bergen Bancor
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)


             New Jersey                             22-3409845
   ------------------------------        -------------------------------
   State or other jurisdiction of        IRS Employer Identification No.
   Incorporation or Organization


                   250 Valley Boulevard, Wood-Ridge, NJ 07075
                   ------------------------------------------
                     Address of Principal Executive Offices


                                 (201) 939-340
                           --------------------------
                           Registrant's Telephone No.


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

                        Yes ( X )              No (   )
                            ----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at March 31, 1998
             ------------                    ------------------------------
             Common Stock                           2,729,435 shares

                       1st Bergen Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                     March 31,   December 31,
                                                                       1998          1997
                                                                     ---------    ---------

Assets:
   Cash and due from banks .......................................   $  12,240    $   3,199
   Interest-bearing deposits in other banks ......................           3            0
                                                                     ---------    ---------
 Total cash and cash equivalents .................................   $  12,243    $   3,199

   Investment securities held to maturity ........................   $  43,513    $  46,903
   Investment securities available for sale ......................      63,044       41,090
   Mortgage-backed securities held to maturity ...................      47,209       52,458
   Mortgage-backed Securities available for sale .................      11,687       10,444
   Loans receivable, net .........................................     128,899      127,818
   Premises and equipment ........................................       3,053        3,019
   Real estate owned .............................................         118          118
   FHLB stock ....................................................       2,617        1,627
   Accrued interest and dividends receivable .....................       2,100        2,094
   Deferred income taxes .........................................       1,283        1,187
   Other assets ..................................................         316          388
                                                                     ---------    ---------

Total Assets .....................................................   $ 316,082    $ 290,345
                                                                     =========    =========

Liabilities and Stockholders' Equity

Liabilities:
      Deposits ...................................................   $ 223,953    $ 217,426
      FHLB Borrowings ............................................      52,334       31,334
      Escrow .....................................................       1,037          986
      Accrued income taxes .......................................         674          507
      Other liabilities ..........................................       1,126          822
                                                                     ---------    ---------
Total Liabilities ................................................   $ 279,124    $ 251,075
                                                                     =========    =========

Stockholders' Equity:
  Preferred Stock - authorized 2,000,000 shares;
   issued and outstanding - none .................................        --           --
  Common Stock - no par value; authorized 6,000,000 shares
   issued 3,174,000 shares and outstanding 2,729,435
   and 2,864,535 shares in 1998 and 1997 .........................        --           --
  Additional paid-in-capital .....................................      30,816       30,765
  Retained earnings - substantially restricted ...................      17,994       17,614
  Accumulated other comprehensive income -
   Net unrealized loss on securities
    available for sale, net of tax ...............................        (819)        (580)
  Unallocated common stock held by the ESOP ......................      (2,338)      (2,381)
  Unamortized common stock held by the RRP (107,578 shares in 1998
    and 112,864 shares in 1997) ..................................      (1,479)      (1,552)
  Treasury stock at cost (444,565 shares
   in 1998 and 309,465 shares in 1997) ...........................      (7,216)      (4,596)
                                                                     ---------    ---------

Total Stockholders' Equity .......................................   $  36,958    $  39,270

Total Liabilities and Stockholders' Equity .......................   $ 316,082    $ 290,345
                                                                     =========    =========


      See accompanying notes to unaudited consolidated financial statements


                       1st Bergen Bancorp and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1998     1997
                                                             -------   --------


INTEREST INCOME
 Interest on loans .......................................   $ 2,571   $ 2,561
 Interest on investment securities held to maturity ......       791       581
 Interest on investment securities available for sale ....       741       300
 Interest on mortgage-backed securities held to maturity .       841       810
 Interest on mortgage-backed securities available for sale       171        43
 Interest on FHLB deposits ...............................        79       103
 FHLB stock dividends ....................................        34        24
                                                             -------   -------

Total interest income ....................................   $ 5,228   $ 4,422

INTEREST EXPENSE
 Deposits ................................................   $ 2,429   $ 2,213
 FHLB Borrowings .........................................       524         0
                                                             -------   -------

Total interest expense ...................................   $ 2,953   $ 2,213

NET INTEREST INCOME ......................................     2,275     2,209

Provision for loan losses ................................        75       175
                                                             -------   -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES ..........................................   $ 2,200   $ 2,034

NON-INTEREST INCOME:
 Loan fees and service charges ...........................   $    47   $    44
 Other income ............................................        43        23
                                                             -------   -------

 Total other income ......................................        90        67

NON-INTEREST EXPENSE:
 Compensation and employee benefits ......................   $   895   $   712
 Occupancy expense .......................................        78        72
 Equipment ...............................................       137       112
 Advertising .............................................        63        52
 Federal deposit insurance premiums ......................        35        35
 Net (gain) loss from real estate owned ..................         3        (9)
 Insurance and bond premiums .............................        30        34
 Other ...................................................       273       300
                                                             -------   -------

 Total non-interest expense ..............................   $ 1,514   $ 1,308

 Income before income taxes ..............................       776       793
 Federal and state tax expense ...........................       257       289
                                                             -------   -------
 Net Income ..............................................   $   519   $   504
                                                             =======   =======
 Earnings per share - Basic ..............................      0.22      0.18
 Earnings per share - Diluted ............................      0.21      0.18


      See accompanying notes to unaudited consolidated financial statements

                       1st Bergen Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 1998, and 1997
                                 (In Thousands)


                                                                               March 31
                                                                          --------------------
                                                                            1998        1997
                                                                          --------    --------
Cash Flows from operating activities:
Net Income ............................................................   $    519    $    504
Adjustments to reconcile net income to net cash provided
  by operating activities
    Provision for loan loss ...........................................         75         175
    Net gain on sales of real estate owned ............................       --           (49)
    Depreciation of premises and equipment ............................         61          52
    Amortization of RRP shares ........................................         73        --
    Allocation of ESOP shares .........................................         84        --
    Net accretion of premiums and amortization of discounts ...........         (8)         12
    Net (decrease) increase in deferred loan fees .....................        (28)         10
    (Increase) decrease in interest and dividends receivable ..........         (6)        184
    Decrease (increase) in other assets ...............................         72         (38)
    Increase in other liabilities .....................................        304          52
    Increase (decrease) in deferred income taxes ......................       (117)         50
    Increase in income taxes payable ..................................        167         289
                                                                          --------    --------
    Net cash provided by operating activities .........................   $  1,196    $  1,241

Cash Flows from investing activities:
    Net decrease in loans receivable ..................................   $  3,360    $  1,656
    Purchases of investment securities held to maturity ...............    (12,000)       --
    Purchases of investment securities available for sale .............    (22,000)       --
    Proceeds from sales of real estate owned ..........................       --           436
    Purchases of mortgage-backed securities available for sale ........     (2,024)       --
    Investment securities held to maturity called .....................     15,000        --
    Principle payments on investment securities held to maturity ......        404          83
    Principle payments on mortgage-backed securities held to maturity .      5,243       2,867
    Purchase of loans .................................................     (4,488)       --
    Principle payments on mortgage-backed securities available for sale        619           2
    Purchases of premises and equipment ...............................        (95)       (402)
    Purchases of FHLB-NY stock ........................................       (990)       (140)
      Net cash used in investing activities ...........................   $(16,971)   $  4,502

Cash Flows from financing activities:
    Net increase in deposits ..........................................   $  6,527    $  4,591
    Purchase of treasury stock ........................................     (2,620)       --
    Net increase in advances by borrowers (taxes & insurance) .........         51          39
    Net increase in borrowings ........................................     21,000        --
    Dividends paid ....................................................       (139)        (95)
                                                                          --------    --------
      Net cash provided by financing activities .......................     24,819       4,535
    Net increase in cash and cash equivalents .........................      9,044      10,278
Cash and cash equivalents at the beginning of the period ..............      3,199       7,731
                                                                          --------    --------
Cash and cash equivalents at the end of the period ....................   $ 12,243    $ 18,009
                                                                          ========    ========

Supplemental disclosures of cash flow information:
    Cash  paid  during  the period for:
      Interest ........................................................      2,728       2,227
      Income taxes ....................................................        150        --
    Non-cash investing  and  financing activities:
      Transfer of loans to real estate owned ..........................   $   --      $     76


      See accompanying notes to unaudited consolidated financial statements

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made for the three-month period ended March 31, 1998. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

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

3. Net Income Per Share

The Company earned $0.22 cents per share and $0.21 cents per share on a basic and diluted basis, respectively, for the quarter ended March 31, 1998. The Company did not make any grants of stock under the Recognition and Retention Plan ("RRP") and ESOP plans until the second quarter of 1997; and accordingly, the earnings per share on a basic and diluted basis were $0.18 cents for the quarter ended March 31, 1997.

4. Non Performing Loans and the Allowance for Loan Losses

   Non-performing loans were as follows:

                                                        (Dollars in Thousands)

                                                        March 31,   December 31,
                                                          1998          1997
                                                        --------    -----------

 Loans delinquent 90 days or more
  and other non-performing loans ....................   $   2,228    $   2,057

 Loans delinquent 90 days or more and other
  non-performing loans as a percentage of
  gross loans .......................................        1.68%        1.57%

    An analysis of the allowance for loan losses for the three-month periods ended March 31, 1998, and 1997 follows:

                                                        (Dollars in Thousands)

                                                        March 31,     March 31,
                                                         1998           1997
                                                        ---------     ---------

Balance at the beginning of the period ..............    $3,061        $3,126

Provision charged to operations .....................        75            75

Charge-offs, net ....................................         0           196

Balance at end of period ............................    $3,136        $3,005
                                                         ======        ======

5. Recent Accounting Pronouncement

During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income for the three months ended March 31, 1998, and 1997 was $280,000 and $346,000. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized (losses) on securities available for sale during the applicable period of time.

Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Overview

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the first quarter ended March 31, 1998, of $519,000, an increase of $15,000, or 3.0%, over the $504,000 earned for the same period last year. The $15,000 increase in earnings over the prior year is primarily attributable to a $66,000 increase in net interest income coupled with decreases in the provision for loan losses and tax expense of $100,000 and $32,000 respectively, partially offset by an increase in non-interest expense of $206,000.

Assets and Liabilities

Total assets increased $25.7 million, or 8.9%, to $316.1 million at March 31, 1998, from $290.3 million at December 31, 1997. Part of this growth was attributable to the Company's borrowing an additional $12.0 million from the Federal Home Loan Bank of New York (FHLBNY) at a special advance offering rate in February. These funds will be used to replace higher priced advances which are due to mature and reprice at the end of April 1998.

Cash and cash equivalents increased $9.0 million, or 282.7%, to $12.2 million as of March 31, 1998, from $3.2 million at December 31, 1997. This increase was due primarily to mortgage-backed securities repayments of $5.9 million and an increase in deposits of $6.5 million, or 3.0%, to $224.0 million at March 31, 1998, from $217.4 million at December 31, 1997. Funds from these repayments and deposits were invested in short-term cash equivalents pending deployment. These funds will be used to fund loan commitments and security purchases. Loans receivable, net increased $1.1 million, or 0.8%, to $128.9 million at March 31, 1998, from $127.8 million at December 31, 1997. Mortgage-backed securities held to maturity decreased $5.2 million, or 10.0%, to $47.2 million at March 31, 1998, from $52.5 million at December 31, 1997. The decrease in mortgage-backed securities held to maturity was due to normal repayments. Mortgage-backed securities available for sale increased $1.2 million, or 11.9%, to $11.7 million at March 31, 1998, from $10.4 million at December 31, 1997. The increase was a result of purchases of $2.0 million, offset by an increase in the unrealized loss and normal repayments.

Investment securities held to maturity decreased $3.4 million, or 7.2%, to $43.5 million at March 31, 1998, from $46.9 million at December 31, 1997. This decrease was due to the early maturity call of securities valued at $15.0 million offset by the $12.0 million FHLBNY term deposit and principal paydowns.

Investment securities available for sale increased $22.0 million, or 53.4%, to $63.0 million at March 31, 1998, from $41.1 million at December 31, 1997. This increase was funded in part by the early maturity of securities in the held to maturity portfolio and additional FHLBNY borrowings as the Company increased its leverage program.

Stockholders' Equity

Stockholders' equity decreased $2.3 million, or 5.9%, to $36.9 million at March 31, 1998, from $39.3 million at December 31, 1997. The decrease in stockholders' equity was due primarily to the continued repurchase by the Company of common stock in connection with its third 5% buyback program, and the payment of cash dividends in the amount of $139,000. The market value of the shares repurchased was $2.6 million, which was offset by first quarter income of $519,000.

Liquidity and Capital Resources

Liquidity is a measure of a bank's ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the FHLBNY.

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At March 31, 1998, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $53.4 million, or 16.9% of total assets. This amount includes $40.4 million scheduled to mature within one year, which represented 12.8% of total assets and 18.0% of total deposits at March 31, 1998.

At March 31, 1998, the Company had commitments to originate and purchase loans totalling $1.6 million and $1.7 million, respectively, outstanding unused lines of credit of $5.3 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The Office of Thrift Supervision (OTS), which regulates activities of the bank, requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of March 31, 1998, and December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of March 31, 1998, and December 31, 1997, are as follows:


                                                                                            To Be Well Capitalized
                                                                     For capital                 Under Prompt
                                            Actual                 Adequacy Purpose           Corrective Action
                                      --------------------       -------------------         ---------------------
                                      Amount         Ratio       Amount        Ratio         Amount          Ratio
                                      ------        ------       ------        -----         ------          -----

As of March 31, 1998:
---------------------
Tangible capital                     $31,488         10.1%       $4,717         1.5%         $4,717           1.5%
Core capital                         $31,488         10.1%       $9,434         3.0%        $15,723           5.0%
Tier 1 risk-based capital            $31,488         10.1%       $5,162         4.0%         $7,742           6.0%
Risk-based capital                   $33,111         25.7%      $10,323         8.0%        $12,904          10.0%


As of December 31, 1997:
-----------------------
Tangible capital                     $30,860         10.6%       $4,371         1.5%         $4,371           1.5%
Core capital                         $30,860         10.6%       $8,742         3.0%        $14,571           5.0%
Tier 1 risk-based capital            $30,860         24.9%       $4,949         4.0%         $7,423           6.0%
Risk-based capital                   $32,417         26.2%       $9,897         8.0%        $12,371          10.0%


Comparison of Operating Results for the three months ended March 31, 1998, and 1997

Net Income

For the three months ended March 31, 1998, net income increased $15,000 to $519,000 from $504,000 for the same period last year. The increase in earnings is primarily attributable to a $66,000 increase in net interest income, coupled with decreases in the provision for loan losses and tax expense of $100,000 and $32,000 respectively, partially offset by an increase in non-interest expense of $206,000

Interest Income

Interest on loans for the three months ended March 31, 1998, was $2.6 million, relatively unchanged from the $2.6 million earned in the same period last year, while the average balance of loans outstanding increased $6.1 million, or 5.0%, to $129.2 million at March 31, 1998, from $123.1 million at March 31, 1997. The average yield decreased to 7.96% at March 31, 1998, from 8.32%, for the same period last year, reflecting current market rates of interest.

Interest on mortgage-backed securities held to maturity increased $31,000, or 3.8%, to $841,000 for the three months ended March 31, 1998, from $810,000 for the same period in 1997. The increase was due to an increase in the average yield from 6.41% to 6.69% while the average balance remained relatively unchanged at $50.2 million.

Interest on investment securities held to maturity increased $210,000, or 36.1%, to $791,000 for the three months ended March 31, 1998, from $581,000 for the same period in 1997. The increase was primarily due to an increase in the average balance of securities held to maturity during the period to $45.3 million for the three months ended March 31, 1998, from $33.1 million for the same period in 1997. This was partially offset with a decrease in the average yield to 6.99% for the three months ended March 31, 1998, from 7.02% for the same period in 1997.

Interest income on mortgage-backed securities available for sale increased $128,000, or 297.7%, to $171,000 for the three months ended March 31, 1998, compared to $43,000 for the same period in 1997. The increase was primarily due to an increase in the average balance of mortgage-backed securities outstanding during the period to $10.4 million for the three months ended March 31, 1998, from $2.8 million for the same period in the prior year. This was coupled with an increase in the average yield to 6.58% for the three months ended March 31, 1998, from 6.22% for the same period in 1997.

Interest income on investment securities available for sale increased $441,000, or 147.0%, to $741,000 for the three months ended March 31, 1998, compared to $300,000 for the same period in 1997. The increase was due to an increase in the average balance outstanding to $46.4 million for the three months ended March 31, 1998, from $19.6 million for the same period last year coupled with an increase in the yield to 6.49% from 6.12%.

Interest Expense

Interest expense increased $740,000, or 33.4%, to $3.0 million for the three month period ended March 31, 1998, compared to $2.2 million for the same period last year. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $35.8 million for the three months ended March 31, 1998, with an average cost of 5.85%. The Company had no borrowed funds outstanding for the same period last year. The average balance of savings deposits was $220.0 million with a cost of 4.42% for the three months ended March 31, 1998, compared to average deposits of $205.4 million and a cost of 4.31% for the same period last year. The increase in the average deposits of $14.6 million to $220.0 million at March 31, 1998, from $205.3 million at March 31, 1997, was due primarily to new deposit growth at the Company's Wanaque and Montville, New Jersey, offices which were opened within the last 18 months.

Provision for Loan Losses

The provision for loan losses was $75,000 for the three months ended March 31, 1998, compared to $175,000 for the same period last year. The decrease in the provision reflects a leveling off of the non-performing loans, more modest loan growth in the current quarter and the amount of the existing reserve balance. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.2 million, or 1.67% of gross loans at

March 31, 1998, an increase of $100,000, or 4.87%, from $2.1 million at December 31, 1997. Real estate owned remained unchanged at 118,000 at March 31, 1998, and December 31, 1997. Management is continuing its efforts to sell these properties and reinvest the proceeds in interest-bearing assets. At March 31, 1998, and December 31, 1997, the allowance for loan losses was $3.1 million. The Company's ratio of non-performing assets to total assets was .74% at March 31, 1998 and
 .75% at December 31, 1997. The Company's ratio of nonperforming loans to total assets was .70% at March 31, 1998, and .71% at December 31, 1997.

Non-Interest Income and Non-Interest Expense

Non-interest income increased $23,000, or 34.3%, to $90,000 for the three months ended March 31,1998, compared to $67,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense increased $206,000, or 15.7%, to $1.5 million for the three months ended March 31, 1998, from $1.3 million for the same period last year. The increase was primarily due to an increase in compensation and employee benefit expense of $183,000. The increase in compensation and employee benefit expense is due to the addition of staff at the Company's two new retail offices in Passaic and Morris counties, New Jersey, and the amortization of stock based benefit plans. All other expense categories were relatively unchanged in 1998 as compared to 1997, except for an increase of $25,000 in equipment expense due to the new branch openings.

Income Tax Expense

Income tax expense decreased $32,000, or 11.1%, to $257,000 for the three months ended March 31, 1998, from $289,000 for the same period in 1997.

Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 1998, there were no significant changes in the Company's assessment of market risk as reported in Item 7A of the Company's Form 10-K.

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

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 28, 1998, the Company held its Annual Meeting. At the meeting, Richard R. Masch and Bernard Leung were elected as directors, each for a three-year term.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         (27) Financial Data Schedule

         (b)  Reports of Form 8-K


         The Registrant filed a current report on February 19, 1998, announcing the Registrant's earnings for the quarter ending December 31, 1997.

         The Registrant filed a current report on February 24, 1998, announcing the payment of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            1ST BERGEN BANCORP


                                         /s/ WILLIAM M. BRICKMAN
                                        -----------------------------
                                   By:      William M. Brickman
                                            President and Chief Executive
                                             Officer


                                         /s/ ALBERT E. GOSSWEILER
                                        -----------------------------
                                   By:      Albert E. Gossweiler
                                            Executive Vice President and
                                             Chief Financial Officer