Form 10-Q
period 1998-06-30
1ST BERGEN BANCORP
filed 1998-08-13
CIK 1005016

Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER 0-27686


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

                        Yes ( X )              No (   )
                            ----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                       OUTSTANDING AT JUNE 30, 1998
             ------------                    ------------------------------
             Common Stock                           2,585,243 shares


                       1ST BERGEN BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              June 30, 1998  December 31, 1997
                                                                              -------------  -----------------
ASSETS:
    Cash and due from banks ..................................................   $   3,697       $   3,199
    Interest-bearing deposits in other banks .................................           2               0
                                                                                 ---------       ---------
   Total cash and cash equivalents ...........................................   $   3,699       $   3,199

    Investment securities held to maturity ...................................   $  31,314       $  46,903
    Investment securities available for sale .................................      76,587          41,090
    Mortgage-backed securities held to maturity ..............................      38,373          52,458
    Mortgage-backed securities available for sale ............................      11,024          10,444
    Loans receivable, net ....................................................     129,936         127,818
    Premises and equipment ...................................................       3,029           3,019
    Real estate owned ........................................................           0             118
    FHLB stock ...............................................................       2,617           1,627
    Accrued interest and dividends receivable ................................       2,322           2,094
    Deferred income taxes ....................................................       1,229           1,187
    Other assets .............................................................         625             388
                                                                                 ---------       ---------

TOTAL ASSETS .................................................................   $ 300,755       $ 290,345
                                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits .................................................................   $ 224,170       $ 217,426
    FHLB Borrowings ..........................................................      39,500          31,334
    Escrow ...................................................................       1,036             986
    Accrued income taxes .....................................................         563             507
    Other liabilities ........................................................         601             822
                                                                                 ---------       ---------
TOTAL LIABILITIES ............................................................   $ 265,870       $ 251,075
                                                                                 =========       =========
STOCKHOLDERS' EQUITY:
    Preferred Stock - authorized 2,000,000 shares;
      issued and outstanding - none ..........................................        --              --
    Common Stock - no par value; authorized 6,000,000 shares
      issued 3,174,000 shares and outstanding 2,585,243
      and 2,864,535 shares in 1998 and 1997 ..................................        --              --
    Additional paid-in-capital ...............................................      30,845          30,765
Retained earnings - substantially restricted .................................      18,408          17,614
    Accumulated other comprehensive income -
      Net unrealized loss on securities available for sale, net of tax .......        (636)           (580)
    Unallocated common stock held by the ESOP ................................      (2,294)         (2,381)
    Unamortized common stock held by the RRP (102,292 shares in 1998
      And 112,864 shares in 1997) ............................................      (1,406)         (1,552)
    Treasury stock at cost (588,757 shares in 1998 and 309,465 shares in 1997)     (10,032)         (4,596)
                                                                                 ---------       ---------
TOTAL STOCKHOLDERS' EQUITY ...................................................   $  34,885       $  39,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 300,755       $ 290,345
                                                                                 =========       =========


      See accompanying notes to unaudited consolidated financial statements




                       1ST BERGEN BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                              ---------------------------  -------------------------
                                                                 1998           1997           1998         1997
                                                                 ----           ----           ----          ----
INTEREST INCOME
    Interest on loans .......................................   $ 2,581       $ 2,530        $ 5,152       $ 5,091
    Interest on investment securities held to maturity ......       590           857          1,381         1,438
    Interest on investment securities available for sale ....     1,236           438          1,977           737
    Interest on mortgage-backed securities held to maturity .       706           896          1,547         1,706
    Interest on mortgage-backed securities available for sale       187            83            358           126
    Interest on FHLB deposits ...............................        72            54            151           158
    FHLB stock dividends ....................................        49            25             83            49
                                                                -------       -------        -------       -------
TOTAL INTEREST INCOME .......................................   $ 5,421       $ 4,883        $10,649       $ 9,305
INTEREST EXPENSE
    Deposits ................................................   $ 2,463       $ 2,325        $ 4,892       $ 4,538
    FHLB borrowings .........................................       658           224          1,182           224
                                                                -------       -------        -------       -------
TOTAL INTEREST EXPENSE ......................................   $ 3,121       $ 2,549        $ 6,074       $ 4,762
NET INTEREST INCOME .........................................     2,300         2,334          4,575         4,543
Provision for loan losses ...................................        75           125            150           300
                                                                -------       -------        -------       -------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES .............................................   $ 2,225       $ 2,209        $ 4,425       $ 4,243
NON-INTEREST INCOME:
    Loan fees and service charges ...........................   $    46       $    44        $    93       $    87
    Other income ............................................        54            13             97            37
                                                                -------       -------        -------       -------
    Total other income ......................................   $   100       $    57        $   190       $   124
NON-INTEREST EXPENSE:
    Compensation and employee benefits ......................   $   886       $   816        $ 1,781       $ 1,528
    Occupancy expense .......................................        67            78            145           151
    Equipment ...............................................       134           109            271           221
    Advertising .............................................        53            55            116           107
    Federal deposit insurance premiums ......................        35            35             70            70
    Net gain (loss) from real estate owned ..................         6           (48)             9           (57)
    Insurance and bond premiums .............................        23            31             53            65
    Other ...................................................       277           317            550           616
                                                                -------       -------        -------       -------
    Total non-interest expense ..............................   $ 1,481       $ 1,393        $ 2,995       $ 2,701
    Income before income taxes ..............................       844           873          1,620         1,666
    Federal and state tax expense ...........................       294           303            551           592
                                                                -------       -------        -------       -------
    Net Income ..............................................   $   550       $   570        $ 1,069       $ 1,074
                                                                =======       =======        =======       =======
    Earnings per share - Basic ..............................   $  0.24       $  0.21        $  0.46       $  0.39
    Earnings per share - Diluted ............................   $  0.23       $  0.21        $  0.44       $  0.39



     See accompanying notes to (unaudited) consolidated financial statements


                       1ST BERGEN BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                 June 30,
                                                                                            --------------------
                                                                                            1998            1997
                                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................................         $  1,069          $  1,074
Adjustments to reconcile net income to net cash provided
  by operating activities
    Provision for loan loss ....................................................              150               325
    Net gain on sales of real estate owned .....................................               (1)              (45)
    Depreciation of premises and equipment .....................................              123               108
    Amortization of MRP shares .................................................              146                48
    Amortization of ESOP shares ................................................              167                79
    Net amortization of premiums and amortization of discounts .................               (6)               40
    Net (decrease) increase in deferred loan fees ..............................              (46)               20
    Increase in interest and dividends receivable ..............................             (228)             (606)
    Increase (decrease) in other assets ........................................             (237)               30
    (Decrease) increase in other liabilities ...................................             (221)              316
    Increase in deferred income taxes ..........................................             (171)              266
    Increase in income taxes payable ...........................................               56               615
                                                                                         --------          --------
      Net cash provided by operating activities ................................         $    801          $  2,270

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans receivable ...........................................         $  3,877          $  3,237
    Purchases of investment securities held to maturity ........................             --             (19,986)
    Purchases of investment securities available for sale ......................          (40,431)          (16,550)
    Proceeds from sales of real estate owned ...................................             --                 481
    Purchases of mortgage-backed securities held to maturity ...................             --             (10,169)
    Purchases of mortgage-backed securities available for sale .................           (2,024)           (6,689)
    Investment securities held to maturity called ..............................           15,000             2,000
    Investment securities available for sale called ............................            5,000              --
    Proceeds from sales of real estate owned ...................................              119              --
    Principle payments on investment securities held to maturity ...............              603               584
    Principle payments on mortgage-backed securities held to maturity ..........           14,077             6,458
    Purchase of loans ..........................................................           (6,099)             --
    Principle payments on mortgage-backed securities available for sale ........            1,451               104
    Purchases of premises and equipment ........................................             (133)             (456)
    Purchases of FHLB-NY stock .................................................             (990)             (140)
                                                                                         --------          --------
      Net cash used in investing activities ....................................         $ (9,550)         $(41,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits ...................................................         $  6,744          $ 10,128
    Purchase of shares by MRP ..................................................             --              (1,745)
    Purchase of treasury stock .................................................           (5,436)             (207)
    Net increase in advances by borrowers (taxes & insurance) ..................               50               130
    Net increase in borrowings .................................................            8,166            27,334
    Dividends paid .............................................................             (275)             (185)
                                                                                         --------          --------
      Net cash provided by financing activities ................................            9,249            35,455
      Net increase (decrease) in cash and cash equivalents .....................              500            (3,401)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .......................            3,199             7,731
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .............................         $  3,699          $  4,330
                                                                                         ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
      Interest .................................................................            4,890             4,514
      Income taxes .............................................................              531              --
    Non-cash investing and financing activities:
      Transfer of loans to real estate owned ...................................         $   --            $    100


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made for the six-month period ended June 30, 1998. The results of operations for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

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

The ESOP was effective upon completion of the conversion. Full-time employees of the Company or the Bank who have been credited with at least 1,000 hours of service during a twelve-month period and who have attained the age of 21 are eligible to participate in the ESOP. The loan to the ESOP will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of ten years, and the collateral for the loan will be the Common Stock purchased by the ESOP that has not been committed to be released.

3. NET INCOME PER SHARE

The Company earned $0.24 cents per share and $0.23 cents per share on a basic and diluted basis, respectively, for the quarter ended June 30, 1998. The Company did not make any grants of stock under the Recognition and Retention Plan ("RRP") and ESOP plans until the second quarter of 1997; and accordingly, the earnings per share on a basic and diluted basis were $0.21 cents for the quarter ended June 30, 1997.

4.  NON-PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         Non-performing loans were as follows:


                                              June 30, 1998    December 31, 1997
                                              -------------    -----------------
                                                   (Dollars in Thousands)

Loans delinquent 90 days or more
  and other non-performing loans ............     $2,335           $2,057

Loans delinquent 90 days or more and other
 Non-performing loans as a percentage
  of gross loans ............................       1.75%            1.57%

An analysis of the allowance for loan losses for the six-month periods ended June 30, 1998 and 1997 follows:


                                               June 30, 1998    June 30, 1997
                                               -------------    -------------
                                                 (Dollars in Thousands)

Balance at the beginning of the period .......     $3,061        $3,126

Provision charged to operations ...............       150           300

Charge-offs, net ..............................         4           348
                                                   ------        ------
Balance at end of period ......................    $3,207        $3,078
                                                   ======        ======

5. RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information". SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information. Operating segments are defined based upon the way management organizes segments for making operations decisions and evaluating performance. Information such as segment net earnings, revenues, expense items and certain balance sheet amounts are required to be presented. These amounts are to be reconciled to the Company's combined financial information. SFAS No. 131 is effective for financial statements issued for annual periods ending after December 15, 1998, and interim periods beginning in 1999.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benfeits". This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivarive Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105 and 119. This Statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income for the six months ended June 30, 1998 and 1997 was $1.0 million and $1.2 million, respectively. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized (losses) on securities available for sale during the applicable period of time.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the second quarter ended June 30, 1998, of $550,000, or $0.24 per share on a basic basis, a decrease of $20,000, or 3.51%, over the $570,000, or $0.21 per share on a basic basis, earned for the same period last year. The $20,000 decrease in earnings over the prior year reflects, in part, a decline in net interest income. This decline is partially attributable to the Company experiencing high levels of prepayments in higher yielding mortgage loans and reinvesting these proceeds in loans and U.S. Agency securities bearing lower current yields. To offset the decline in interest revenue caused by these prepayments, the Company has implemented a leveraging strategy pursuant to which the Company may take low rate advances from the Federal Home Loan Bank of New York and invest such borrowings in U.S. Agency securities. At June 30, the Company had $39.5 million in outstanding borrowings. In addition, the Company has been emphasizing higher yielding loan products, such as home equity loans. The decrease in net income also reflects higher non-interest expenses, including expenses related to the implementation of stock benefit plans adopted by the Company after its mutual-to-stock conversion. The increase in per share earnings in 1998 over the comparable period of 1997 reflects the results of the Company's stock repurchase program, which has reduced the Company's average weighted shares outstanding by 15.6%.

FINANCIAL CONDITION

ASSETS AND LIABILITIES

Total assets increased $10.5 million, or 3.6%, to $300.8 million at June 30, 1998, from $290.3 million at December 31, 1997. Part of this growth was attributable to the Company's increasing its borrowing through the Federal Home Loan Bank of New York (FHLB-NY) as it continued to expand its leverage program. At June 30, 1998, the weighted cost of the FHLB-NY borrowings was 5.55% versus a yield on the investments purchased of 7.38%. Borrowed funds at June 30, 1998, totalled $39.5 million, an increase of $8.2 million from December 31, 1997. All are securities sold with the FHLB-NY under agreements to repurchase. Borrowings of $15.5 million have fixed maturities through February 2000 with an average rate of 5.92%. Borrowings of $24.0 million have fixed maturites from July 2001 through March 2008 with an average rate of 5.31% and are callable earlier at the lenders' option.

Cash and cash equivalents increased $500,000, or 15.6%, to $3.7 million as of June 30, 1998, from $3.2 million at December 31, 1997. The increase in cash and cash equivalents reflects proceeds from loan, investment and mortgage-backed securities prepayments being temporarily deployed until reinvestment in new loans and securities. Loans receivable, net, increased $2.1 million, or 1.6%, to $129.9 million at June 1998 from $127.8 million at December 1997. Mortgage-backed securities held to maturity decreased $14.1 million, or 26.9%, to $38.4 million at June 30, 1998, from $52.5 million at December 31, 1997. This decrease reflects higher than average prepayments reflecting the current market rates of interest and Management's determination to classify new purchases as available for sale. Mortgage-backed securities available for sale increased $600,000, or 5.8%, to $11.0 million at June 30, 1998, from $10.4 million at
December 31, 1997. The increase was a result of purchases of $2.0 million, offset by normal repayments and prepayments.

Investment securities held to maturity decreased $15.6 million, or 33.3%, to $31.3 million at June 30, 1998, from $46.9 million at December 31, 1997. This decrease was due to the early maturity call of securities valued at $15.0 million and Management's determination to classify new purchases as available for sale.

Investment securities available for sale increased $35.5 million, or 86.4%, to $76.6 million at June 30, 1998, from $41.1 million at December 31, 1997. This increase was funded in part by reinvested cash flow from the early maturity of securities in the held to maturity portfolio and additional FHLB-NY borrowings as the Company increased its leverage program.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $4.4 million, or 11.2%, to $34.9 million at June 1998 from $39.3 million at December 1997. The decrease in stockholders' equity was due primarily to the continued repurchase by the Company of 1st Bergen Bancorp common stock in the open market pursuant to the Company's repurchase program. During the quarter ended June 30, 1998, the Company completed its third 5% buyback which began in the first quarter. Also, during the second quarter, the Company received regulatory approval and completed a fourth 5% buyback. The market value of the shares repurchased in the second quarter was $2.8 million. With the completion of the fourth 5% buyback, the Company has repurchased 588,757 shares of its common stock. Offsetting the stock repurchase was second quarter income of $550,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a bank's ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and funds provided by operations. Liquidity is also available through borrowings from the FHLB-NY.

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At June 30, 1998, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $40.0 million, or 13.3% of total assets. This amount includes $18.5 million scheduled to mature within one year, which represented 6.2% of total assets and 8.3% of total deposits at June 30, 1998.

At June 30, 1998, the Company had commitments to originate and purchase loans totalling $950,000 and $229,000, respectively, and outstanding unused lines of credit of $5.4 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The Office of Thrift Supervision (OTS), which regulates activities of the Bank, requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of June 30, 1998, and December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of June 30, 1998, and December 31, 1997, are as follows:


                                                                                          To Be Well Capitalized
                                                                     For Capital              Under Prompt
                                             Actual               Adequacy Purpose          Corrective Action
                                    ------------------------     -------------------     -------------------------
                                    Amount           Ratio       Amount        Ratio      Amount          Ratio
                                    -------          -------     -------       -----     -------          --------
AS OF JUNE 30, 1998:
Tangible capital .................   $32,192         10.8%      $ 4,485         1.5%      $ 4,485           1.5%
Core capital .....................   $32,192         10.8%      $ 8,970         3.0%      $14,950           5.0%
Tier 1 risk-based capital ........   $32,192         25.3%      $ 5,098         4.0%      $ 7,647           6.0%
Risk-based capital ...............   $33,795         26.5%      $10,196         8.0%      $12,745          10.0%

AS OF DECEMBER 31, 1997:
Tangible capital .................   $30,860         10.6%      $ 4,371         1.5%      $ 4,371           1.5%
Core capital .....................   $30,860         10.6%      $ 8,742         3.0%      $14,571           5.0%
Tier 1 risk-based capital ........   $30,860         24.9%      $ 4,949         4.0%      $ 7,423           6.0%
Risk-based capital ...............   $32,417         26.2%      $ 9,897         8.0%      $12,371          10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997

NET INCOME

For the three months ended June 30, 1998, net income decreased $20,000 to $550,000 from $570,000 for the same period last year. The decrease in earnings over the prior year reflects a decline in net interest income and an increase in non-interest expenses, including expenses related to the implementation of stock benefit plans adopted by the Company's shareholders after its mutual-to-stock conversion.

INTEREST INCOME

Interest on loans for the three months ended June 30, 1998, was $2.6 million, an increase of $100,000 over the $2.5 million earned in the same period last year. The average balance of loans outstanding increased $8.5 million, or 7.0%, to $129.3 million at June 30, 1998, from $120.8 million at June 30, 1997, while the average yield decreased to 7.98% at June 30, 1998, from 8.38% for the same period last year, reflecting lower current market rates of interest and repayment and prepayment of higher yielding loans.

Interest on mortgage-backed securities held to maturity decreased $190,000, or 21.2%, to $706,000 for the three months ended June 30, 1998, from $896,000 for the same period in 1997. The decrease was due to the average balance decreasing $11.5 million, or 21.2%, to $42.8 million at June 30, 1998, from $54.3 million at June 30, 1997. The average yield changed slightly to 6.60% at June 30, 1998, from 6.61% at June 30, 1997.

Interest on investment securities held to maturity decreased $267,000, or 31.2%, to $590,000 for the three months ended June 30, 1998, from $857,000 for the same period in 1997. The decrease was primarily due to a decrease in the average balance of securities held to maturity to $35.3 million during the period ended June 30, 1998, from $46.0 million for the same period last year. This decrease was coupled with a decrease in the average yield to 6.56% for the three months ended June 30, 1998, from 7.45% for the same period in 1997, reflecting lower current market rates.

Interest income on mortgage-backed securities available for sale increased $104,000, or 125.3%, to $187,000 for the three-month period ended June 30, 1998, compared to $83,000 for the same period in 1997. The increase was primarily due to an increase in the average balance of mortgage-backed securities outstanding during the period to $11.3 million for the three months ended June 30, 1998, from $5.3 million for the same period in 1997. This was accompanied by an increase in the average yield to 6.60% at June 30, 1998, from 6.32% at June 30, 1997.

Interest income on investment securities available for sale increased $798,000, or 182.2%, to $1.2 million for the three months ended June 30, 1998, compared to $438,000 for the same period in 1997. The increase was due to an increase in the average balance outstanding of $46.9 million, or 173.1%, to $74.0 million for the three months ended June 30, 1998, from $27.1 million for the same period last year. The increase reflects the securities purchased in connection with the Company's leverage program. The average yield also increased to 6.72% for the three months ended June 30, 1998, compared to 6.47% for the same period last year.

INTEREST EXPENSE

Interest expense increased $572,000, or 22.4%, to $3.1 million for the three months ended June 30, 1998, compared to $2.5 million for the same period last year. The increase was primarily due to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $45.3 million for the three months ended June 30, 1998, with an average cost of 5.81% compared to an average balance of $15.1 million and average cost of 5.94% for the same period last year. The average balance of savings deposits was $223.4 million with a cost of 4.41% for the three months ended June 30, 1998, compared to average deposits of $211.3 million and a cost of 4.40% for the same period last year. The increase in the average deposits of $12.1 million to $223.4 million at June 30, 1998, from $211.3 million at June 30, 1997, was due primarily to deposit growth at the Company's new Wanaque and Montville, New Jersey, offices.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 for the three months ended June 30, 1998, compared to $125,000 for the same period last year. The decrease in the provision reflects management's view of the risks inherent in the Company's loan portfolio, including, among other factors, a leveling off of non-performing loans, more modest loan growth, the amount of the existing reserve balance and economic conditions in the Company's trade area. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.3 million, or 1.72% of gross loans at June 30, 1998, an increase of $200,000, or 9.5%, from $2.1 million at December 31, 1997. There was no real estate owned at June 30, 1998, compared to $118,000 at December 31, 1997. At June 30, 1998, the allowance for loan losses was $3.2 million compared to $3.1 million at December 31, 1997. The Company's ratio of non-performing assets to total assets was 0.78% at June 30, 1998 and 0.75% at December 31, 1997. The Company's ratio of non-performing loans to total assets was 0.77% at June 30, 1998, and 0.71% at December 31, 1997.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $43,000, or 75.4%, to $100,000 for the three months ended June 30, 1998, compared to $57,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense increased $88,000, or 6.32%, to $1.5 million for the three months ended June 30, 1998, from $1.4 million for the same period last year. The increase was primarily due to an increase in compensation and employee benefit expense of $70,000. The increase in compensation and employee benefit expense is due to the addition of staff at the Company's new retail office in Montville and the amortization of stock based benefit plans. All other expense categories were relatively unchanged in 1998 as compared to 1997, except for an increase of $25,000 in equipment expense due to the new branch opening and an increase in the net loss from real estate owned of $54,000. These were offset by a decrease in other expenses of $40,000.

INCOME TAX EXPENSE

Income tax expense decreased $9,000, or 3.0%, to $294,000 for the three months ended June 30, 1998, from $303,000 for the same period in 1997 due to lower before-tax income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 1998, there were no significant changes in the Company's assessment of market risk as reported in Item 7A of the Company's Form 10-K.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME

Net income for the six months ended June 30, 1998, was $1.1 million. Earnings per share for this period were $0.46 and $0.44 on a basic and diluted basis, respectively. Net income for the six months ended June 30, 1997, was also $1.1 million while earnings per share were $0.39 on a basic and diluted basis. The period-to-period increases in earnings per share is the result of the Company's ongoing stock repurchase program. Net interest income after provision for loan losses increased $182,000, or 4.3%, to $4.4 million for the six months ended June 30, 1998, from $4.2 million for the same period last year. This was accompanied by an increase in non-interest income of $66,000 and offset by an increase in non-interest expense of $294,000.

INTEREST INCOME

Interest on loans increased $61,000, or 1.2%, to $5.2 million for the six months ended June 30, 1998, from $5.1 million for the same period in 1997. The increase in interest on loans was primarily attributable to an increase in the average balance of loans outstanding during the period to $129.3 million for the six months ended June 30, 1998, from $122.0 million for the same period in 1997. This was partially offset by a decrease in the average yield to 7.97% for the six months ended June 30, 1998, from 8.35% for the same period in 1997, reflecting lower current market rates of interest.

Interest income on mortgage-backed securities held to maturity decreased $159,000, or 9.3%, to $1.5 million for the six months ended June 30, 1998, from $1.7 million for the same period in 1997. The decrease was due to a decline in the average balance of mortgage-backed securities held to maturity during the period to $46.5 million from $52.4 million for the same period in 1997. This was offset slightly by an increase in the average yield at June 30, 1998, of 6.66% from 6.51% for the comparable period in 1997.

Interest income on investments held to maturity decreased slightly and for the six-month periods ended June 30, 1998 and 1997, was $1.4 million. The decrease was due to a reduction in the average yield of investments held to maturity to 6.80% from 7.36% for the same period in 1997. This was partially offset by an increase in the average balance outstanding for the six months ended June 30, 1998, of $70,000 to $40.3 million at June 30, 1998, from $39.6 million in 1997.

Interest income on securities available for sale increased $1.2 million, or 168.3%, to $2.0 million for the six months ended June 30, 1998, compared to $737,000 for the same period in 1997. This increase was due to an increase in the average balance outstanding of securities available for sale of $35.0 million, or 149.6%, to $58.4 million compared to $23.4 million for the comparison period in 1997. This was coupled with an increase in the average yield to 6.77% from 6.30% in 1997.

Interest income on mortgage-backed securities available for sale increased $232,000, or 184.1%, to $358,000 for the six months ended June 30, 1998, from $126,000 for the same period in 1997. This increase was due primarily to the average balance outstanding of mortgage-backed securities available for sale increasing $6.9 million, or 172.5%, to $10.9 million at June 30, 1998, from $4.0 million at June 30, 1997. In addition, the average yield increased to 6.59% from 6.30% in 1997.

INTEREST EXPENSE

Interest expense increased $1.3 million, or 27.1%, to $6.1 million for the six months ended June 30, 1998, from $4.8 million at June 30, 1997. The increase was primarily attributable to the cost of borrowed funds in connection with the Company's leverage program. The average balance of borrowed funds was $40.6 million for the six months ended June 30, 1998, with an average cost of 5.82% compared to an average balance of $7.6 million with an average cost of 5.90% for the same period in 1997. The average balance of savings deposits was $221.7 million with a cost of 4.41% for the six months ended June 30, 1998, compared to an average balance of $208.6 million and a cost of 4.35% at June 30, 1997. The increase in the average deposits of $13.1 million was due primarily to deposit growth at the Company's new Wanaque and Montville, New Jersey, offices.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $150,000 for the six-month period ended June 30, 1998, compared to $300,000 for the same period last year. The decrease in the provision reflects management's view of the risks inherent in the Bank's loan portfolio, including, among other factors, a leveling off of non-performing loans, modest loan growth, the amount of the existing reserve balance and economic conditions in the Company's trade area. Non-performing loans to total assets were 0.78% at June 30, 1998, compared to 0.76% at June 30, 1997. At June 30, 1998 and 1997, the allowance for loan losses was $3.2 million and $3.1 million, respectively.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $66,000, or 53.2%, to $190,000 for the six months ended June 30, 1998, compared to $124,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense increased $294,000, or 10.9%, to $3.0 million for the six-month period ended June 30, 1998, from $2.7 million for the same period last year. The increase was primarily due to an increase in compensation and employee benefit expense of $253,000 related to the addition of staff at the Company's Montville, New Jersey, office and the amortization of stock based benefit plans. There were also increases in equipment and real estate owned expense of $50,000 and $66,000, respectively. Partially offsetting these was a decrease in other expenses of $66,000.

INCOME TAX EXPENSE

Income tax expense decreased $41,000, or 6.9%, to $551,000 for the six months ended June 30, 1998, from $592,000 for the same period in 1997 due to lower before-tax income.

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

         Not applicable

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         (27) Financial Data Schedule

         (b)  Reports of Form 8-K

         The Registrant filed a current report on February 5, 1998, announcing a stock buyback program.

         The Registrant filed a current report on April 27, 1998, announcing the Registrant's earnings for the quarter ending March 31, 1998.

         The Registrant filed a current report on May 19, 1998, announcing the payment of a cash dividend.

         The Registrant filed a current report on May 27, 1998, announcing a stock buyback program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1ST BERGEN BANCORP


                                   /s/ WILLIAM M. BRICKMAN
                                   --------------------------------------
Date:    August 12, 1998           By:  William M. Brickman
                                   President and Chief Executive Officer



                                   /s/ ALBERT E. GOSSWEILER
                                   --------------------------------------
Date:    August 12, 1998           By:  Albert E. Gossweiler
                                   Executive Vice President and
                                    Chief Financial Officer