Form 10-Q
period 1998-09-30
1ST BERGEN BANCORP
filed 1998-11-13
CIK 1005016

================================================================================

                                    Form 10-Q

                                   ----------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                         COMMISSION FILE NUMBER 0-27686



                                 1ST BERGEN BANCORP
              -----------------------------------------------------
              (Exact name of registrant as specific in its charter)


          NEW JERSEY                                             22-3409845
------------------------------                                ------------------
State or other jurisdiction of                                  IRS Employer
Incorporation or Organization                                 Identification No.


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

                             Yes (X)        No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                           OUTSTANDING AT SEPTEMBER 30, 1998
   ------------                        ---------------------------------
   Common Stock                                 2,585,243 shares

================================================================================

                                 1ST BERGEN BANCORP AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (Unaudited)
                                       (Dollars in Thousands)

                                                                        September 30,  December 31,
                                                                             1998         1997
                                                                        -------------  ------------
ASSETS:
   Cash and due from banks ...........................................     $ 15,915      $  3,199
   Interest-bearing deposits in other banks ..........................        1,097             0
                                                                           --------      --------
 Total cash and cash equivalents .....................................     $ 17,012      $  3,199

   Investment securities held to maturity ............................     $ 28,954      $ 46,903
   Investment securities available for sale ..........................       76,807        41,090
   Mortgage-backed securities held to maturity .......................       33,785        52,458
   Mortgage-backed securities available for sale .....................       10,131        10,444
   Loans receivable, net .............................................      129,287       127,818
   Premises and equipment ............................................        3,006         3,019
   Real estate owned .................................................           43           118
   FHLB stock ........................................................        2,617         1,627
   Accrued interest and dividends receivable .........................        2,449         2,094
   Deferred income taxes .............................................        1,456         1,187
   Other assets ......................................................          688           388
                                                                           --------      --------
TOTAL ASSETS .........................................................     $306,235      $290,345
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits ..........................................................     $228,311      $217,426
   FHLB Borrowings ...................................................       39,500        31,334
   Escrow ............................................................          971           986
   Accrued income taxes ..............................................           64           507
   Other liabilities .................................................        1,019           822
                                                                           --------      --------
TOTAL LIABILITIES ....................................................     $269,865      $251,075
                                                                           ========      ========

STOCKHOLDERS' EQUITY:
   Preferred Stock -- authorized 2,000,000 shares;
     issued and outstanding -- none ..................................         --            --
   Common Stock -- no par value; authorized 6,000,000 shares
     issued 3,174,000 shares and outstanding 2,585,243
     and 2,864,535 shares in 1998 and 1997 ...........................         --            --
   Additional paid-in-capital ........................................       30,882        30,765
Retained earnings -- substantially restricted ........................       18,760        17,614
   Accumulated other comprehensive income --
     Net unrealized loss on securities available
       for sale, net of tax ..........................................          344          (580)
   Unallocated common stock held by the ESOP .........................       (2,250)       (2,381)
   Unamortized common stock held by the RRP
     (97,006 shares in 1998 And 112,864 shares in 1997) ..............       (1,334)       (1,552)
   Treasury stock at cost (588,757 shares in 1998
     and 309,465 shares in 1997) .....................................      (10,032)       (4,596)
                                                                           --------      --------
TOTAL STOCKHOLDERS' EQUITY ...........................................     $ 36,370      $ 39,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $306,235      $290,345
                                                                           ========      ========

        See accompanying notes to (unaudited) consolidated financial statements

                                                 2



                                          1ST BERGEN BANCORP AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                (Dollars In Thousands)

                                                                         Three Months                 Nine Months
                                                                      Ended September 30,        Ended  September 30,
                                                                     ---------------------       ---------------------
                                                                      1998          1997          1998          1997
                                                                     -------       -------       -------       -------
INTEREST INCOME
   Interest on loans ..............................................  $ 2,555       $ 2,440       $ 7,707       $ 7,531
   Interest on investment securities held to maturity .............      568           950         1,949         2,388
   Interest on investment securities available for sale............    1,303           485         3,280         1,222
   Interest on mortgage-backed securities held to maturity ........      610           912         2,157         2,618
   Interest on mortgage-backed securities available for sale ......      174           126           532           252
   Interest on FHLB deposits ......................................       62           161           213           319
   FHLB stock dividends ...........................................       47            28           130            77
                                                                     -------       -------       -------       -------
TOTAL INTEREST INCOME .............................................  $ 5,319       $ 5,102       $15,968       $14,407
INTEREST EXPENSE
   Deposits .......................................................  $ 2,468       $ 2,399         7,360         6,937
   FHLB borrowings ................................................      563           413         1,745           637
                                                                     -------       -------       -------       -------
TOTAL INTEREST EXPENSE ............................................  $ 3,031       $ 2,812       $ 9,105       $ 7,574

NET INTEREST INCOME ...............................................    2,288         2,290         6,863         6,833

Provision for loan losses .........................................       75           100           225           400
                                                                     -------       -------       -------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .................................................  $ 2,213       $ 2,190       $ 6,638       $ 6,433

NON-INTEREST INCOME:
   Loan fees and service charges ..................................  $    52       $    47       $   145       $   134
   Annuity commissions ............................................        1          --               1          --
   Other income ...................................................       36            33           133            70
                                                                     -------       -------       -------       -------
   Total other income .............................................  $    89       $    80       $   279       $   204

NON-INTEREST EXPENSE:
   Compensation and employee benefits .............................  $   863       $   861       $ 2,644       $ 2,389
   Commission expense .............................................        1          --               1          --
   Occupancy expense ..............................................       74            77           219           228
   Equipment ......................................................      131           113           402           334
   Advertising ....................................................       49            45           165           152
   Federal deposit insurance premiums .............................       34            34           104           104
   Net gain (loss) from real estate owned .........................       15            24            24           (33)
   Insurance and bond premiums ....................................       30            32            83            97
   Other ..........................................................      295           303           845           919
                                                                     -------       -------       -------       -------
   Total non-interest expense .....................................  $ 1,492       $ 1,489       $ 4,487       $ 4,190
   Income before income taxes .....................................      810           781         2,430         2,447
   Federal and state tax expense ..................................      279           291           830           883
                                                                     -------       -------       -------       -------
   Net Income .....................................................  $   531           490       $ 1,600       $ 1,564
                                                                     =======       =======       =======       =======
   Earnings per share -- Basic ....................................  $  0.24       $  0.18       $  0.71       $  0.57
   Earnings per share -- Diluted ..................................  $  0.23       $  0.18       $  0.69       $  0.57


                        See accompanying notes to (unaudited) consolidated financial statements

                                     1ST BERGEN BANCORP AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (In Thousands)

                                                                                          September 30,
                                                                                    -------------------------
                                                                                      1998             1997
                                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................................    $  1,600         $  1,564
Adjustments to reconcile net income to net cash
 provided by operating activities
   Provision for loan loss .....................................................         225              400
   Net gain on sales of real estate owned ......................................          (1)             (45)
   Depreciation of premises and equipment ......................................         187              163
   Amortization of MRP shares ..................................................         218              121
   Amortization of ESOP shares .................................................         247              177
   Net accretion of premiums and amortization of discounts .....................          (8)              77
   Net (increase) decrease in deferred loan fees ...............................         (70)              27
   Increase in interest and dividends receivable ...............................        (355)            (342)
   Decrease in other assets ....................................................        (300)            (178)
   Increase in other liabilities ...............................................         197              795
   Increase in deferred income taxes ...........................................         (45)               1
   (Decrease) increase in income taxes payable .................................        (443)             477
                                                                                    --------         --------
     Net cash provided by operating activities .................................    $  1,452         $  3,237

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in loans receivable .................................    $  4,932         $  2,259
   Purchases of investment securities held to maturity .........................        --            (29,986)
   Purchases of investment securities available for sale .......................     (50,132)         (24,550)
   Purchases of Loans ..........................................................      (6,599)            --
   Proceeds from sales of real estate owned ......... ..........................         119              541
   Purchases of mortgage-backed securities held to maturity ....................        --            (10,169)
   Purchases of mortgage-backed securities available for sale ..................      (2,024)          (9,621)
   Investment securities held to maturity called ...............................      17,000            7,000
   Investment securities available for sale called .............................      15,000           24,550
   Principle payments on investment  securities held to maturity ...............         965            1,045
   Principle payments on mortgage-backed securities held to maturity ...........      18,665            9,389
   Principle payments on mortgage-backed securities available for sale .........       2,454            1,913
   Purchases of premises and equipment .........................................        (174)            (470)
   Purchases of FHLB-NY stock ..................................................        (990)            (140)
                                                                                    --------         --------
     Net cash used in investing activities .....................................    $   (784)        $(28,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................................    $ 10,885         $ 11,362
   Purchase of shares by MRP ...................................................        --             (1,745)
   Purchase of treasury stock ..................................................      (5,436)          (2,414)
   Net (decrease) increase in advances by borrowers
     (taxes & insurance) .......................................................         (15)              51
   Net increase in borrowings ..................................................       8,166           27,334
   Dividends paid ..............................................................        (455)            (327)
                                                                                    --------         --------
     Net cash provided by financing activities .................................      13,145           34,261
     Net increase in cash and cash equivalents .................................      13,813            9,259
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .......................       3,199            7,731
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .............................     $17,012          $16,990
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest ..................................................................       7,376            6,907
     Income taxes ..............................................................         409              190
   Non-cash investing and financing activities:
     Transfer of loans to real estate owned ....................................    $     43         $    168


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made for the nine-month period ended September 30, 1998. The results of operations for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


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


3. NET INCOME PER SHARE

The Company earned $0.24 cents per share and $0.23 cents per share on a basic and diluted basis, respectively, for the quarter ended September 30, 1998. The earnings per share on a basic and diluted basis were $0.18 cents for the quarter ended September 30, 1997.

4. NON-PERFORMING LOANS AND THE ALLOWANCE FOR LOAN LOSSES

     Non-performing loans were as follows:


                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
                                                       (Dollars in Thousands)
     Loans delinquent 90 days or more
       and other non-performing loans ............     $2,120         $2,057
     Loans delinquent 90 days or more
       and other Non-performing loans
       as a percentage of gross loans ............       1.60%          1.57%


     An analysis of the allowance for loan losses for the nine-month periods ended September 30, 1998 and 1997 follows:

                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------   ------------
                                                       (Dollars in Thousands)

      Balance at the beginning of the period .....     $3,061         $3,126
      Provision charged to operations ............        225            400
      Charge-offs, net ...........................         60            461
                                                       ------         ------
      Balance at end of period ...................     $3,226         $3,065
                                                       ======         ======

5. RECENT ACCOUNTING PRONOUNCEMENT

In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income for the nine months ended September 30, 1998 and 1997, was $2.5 million and $1.8 million, respectively. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized (losses) on securities available for sale during the applicable period of time.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS 87, 88, and 106. This Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted December 31, 1998.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued by the Financial Accounting Standards Board ("FASB") in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.

The Company must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact in the financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   OVERVIEW

1st Bergen Bancorp, the holding company for South Bergen Savings Bank, earned net income for the third quarter ended September 30, 1998, of $531,000, or $0.24 per share on a basic basis, an increase of $41,000, or 8.4%, over the $490,000, or $0.18 per share on a basic basis, earned for the same period last year. The $41,000 increase in earnings over the prior year is primarily attributable to a $2,000 decrease in net interest income coupled with decreases in the provision for loan losses and tax expense of $25,000 and $12,000, respectively, partially offset by increases in non-interest income and non-interest expense of $9,000 and $3,000, respectively. The 33.3% increase in per share earnings reflects the increase in net income and a decrease in average shares outstanding due to the Company's stock repurchase program.

During the fourth quarter of 1998, 1st Bergen signed a Definitive Merger Agreement with Kearny Federal Savings Bank whereby Kearny would pay $24 cash for each share of 1st Bergen common stock. Kearny is a federal mutual savings bank with assets of $794 million and five northern New Jersey banking offices. The transaction is expected to close during the first quarter of 1999.

   FINANCIAL CONDITION

   ASSETS AND LIABILITIES

Total assets increased $15.9 million to $306.2 million at September 30, 1998, from $290.3 million at December 31, 1997. Part of this growth was attributable to the Company increasing its borrowing through the Federal Home Loan Bank of New York (FHLB-NY) as it continued to expand its Leverage Program. At September 30, 1998, the weighted cost of the FHLB-NY borrowings was 5.55% versus a yield on the investments purchased of 7.38%. Borrowed funds at September 30, 1998, totalled $39.5 million, an increase of $8.2 million from December 31, 1997. All borrowings with the FHLB-NY are in the form of securities sold under agreements to repurchase. Borrowings of $15.5 million have fixed maturities through February 2000 with an average rate of 5.92%. Borrowings of $24.0 million have fixed maturities from July 2001 through March 2008 with an average rate of 5.31% and are callable earlier at the lender's option.

Cash and cash equivalents increased $13.8 million, or 431.3%, to $17.0 million as of September 30, 1998, from $3.2 million at December 31, 1997. The increase in cash and cash equivalents reflects proceeds from loan, investment and mortgage-backed securities prepayments exceeding new loan demand. On October 1, 1998, FHLB-NY borrowings totalling $11.5 million with an average cost of 5.96% were repaid. These borrowings were due to mature during the fourth quarter of 1998. As a result of the repayment, the weighted cost of the FHLB-NY borrowings was reduced to 5.38% from 5.55%.

Loans receivable, net, increased $1.5 million, or 1.12%, to $129.3 million at September 1998 from $127.8 million at December 1997. Mortgage-backed securities held to maturity decreased $18.7 million, or 35.6%, to $33.8 million at September 30, 1998, from $52.5 million at December 31, 1997. This decrease reflects higher than average prepayments reflecting the current market rates of interest and Management's determination to classify new purchases as available for sale to enhance the Company's liquidity. Mortgage-backed securities available for sale decreased $313,000, or 3.0%, to $10.1 million at September 30, 1998, from $10.4 million at December 31, 1997. The decrease was a result of normal repayments and prepayments.

Investment securities held to maturity decreased $17.9 million, or 38.2%, to $29.0 million at September 30, 1998, from $46.9 million at December 31, 1997. This decrease was due to the early maturity or call of securities valued at $17.0 million and Management's determination to classify new purchases as available for sale.

Investment securities available for sale increased $35.7 million, or 86.9%, to $76.8 million at September 30, 1998, from $41.1 million at December 31, 1997. This increase was funded in part by reinvested cash flow from the early maturity of securities in the held to maturity portfolio and additional FHLB-NY borrowings as the Company increased its leverage program.

   STOCKHOLDERS' EQUITY

Stockholders' equity decreased $2.9 million, or 7.38%, to $36.4 million at September 1998, from $39.3 million at December 1997. The decrease in stockholders' equity was due primarily to the continued repurchase by the Company of 1st Bergen Bancorp common stock in the open market pursuant to the Company's Repurchase Program. During the nine-months ended September 30, 1998, the Company repurchased 279,292 shares of its common stock with a market value of $5.4 million. Offsetting the stock repurchase was year-to-date income of $1.6 million.

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

While loan repayments and maturing investment securities are a relatively predictable source of funds, deposit flows, prepayments and calls of investment securities and prepayment of mortgage-backed securities are influenced by interest rates, general economic conditions and competition in the marketplace. At September 30, 1998, total liquid assets, consisting of cash, interest bearing deposits in other banks, investment securities and mortgage-backed securities, all with final maturities of five years or less, were $45.3 million, or 14.8% of total assets. This amount includes $31.2 million scheduled to mature within one year, which represented 10.2% of total assets and 13.7% of total deposits at September 30, 1998.

At September 30, 1998, the Company had commitments to originate loans totalling $1.2 million, and outstanding unused lines of credit of $5.6 million. The Company is committed to maintaining a strong liquidity position and anticipates that it will have sufficient funds to meet its current funding commitments. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the loan commitments and unused lines of credit noted above.

The Office of Thrift Supervision (OTS), which regulates activities of the Bank, requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1998, and December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required and actual capital levels as of September 30, 1998, and December 31, 1997, are as follows:

                                                                            To Be Well Capitalized
                                                           For Capital           Under Prompt
                                        Actual           Adequacy Purpose      Corrective Action
                                  ----------------       ----------------      -----------------
                                   Amount    Ratio        Amount    Ratio        Amount   Ratio
                                  -------    -----       -------    -----       -------   -----
AS OF SEPTEMBER 30, 1998:
  Tangible capital ............   $32,927    10.9%       $ 4,550     1.5%       $ 4,550    1.5%
  Core capital ................   $32,927    10.9%       $ 9,100     3.0%       $15,165    5.0%
  Tier 1 risk-based capital....   $32,927    25.3%       $ 5,215     4.0%       $ 7,822    6.0%
  Risk-based capital              $34,567    26.5%       $10,430     8.0%       $13,037   10.0%

AS OF DECEMBER 31, 1997:
  Tangible capital ............   $30,860    10.6%       $ 4,371     1.5%       $ 4,371    1.5%
  Core capital ................   $30,860    10.6%       $ 8,742     3.0%       $14,571    5.0%
  Tier 1 risk-based capital ...   $30,860    24.9%       $ 4,949     4.0%       $ 7,423    6.0%
  Risk-based capital ..........   $32,417    26.2%       $ 9,897     8.0%       $12,371   10.0%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1998 AND 1997

   NET INCOME

For the three months ended September 30, 1998, net income increased $41,000 to $531,000 from the $490,000 earned for the same period last year. The increase in earnings over the prior year is primarily attributable to a decrease in net interest income offset by decreases in the loan loss provision and tax expense coupled with increases in non-interest income and non-interest expense.

   INTEREST INCOME

Interest on loans for the three months ended September 30, 1998, was $2.6 million, an increase of $115,000 over the $2.4 million earned in the same period last year. The average balance of loans outstanding increased $8.6 million, or 7.2%, to $128.7 million at September 30, 1998, from $120.0 million at September 30, 1997, while the average yield increased to 7.94% at September 30, 1998, from 7.92% for the same period last year.

Interest on mortgage-backed securities held to maturity decreased $302,000, or 33.1%, to $610,000 for the three months ended September 30, 1998, from $912,000 for the same period in 1997. The decrease was due to the average balance decreasing $18.1 million, or 33.3%, to $36.1 million at September 30, 1998, from $54.2 million at September 30, 1997. The average yield changed slightly to 6.76% at September 30, 1998, from 6.73% at September 30, 1997.

Interest on investment securities held to maturity decreased $382,000, or 40.2%, to $568,000 for the three months ended September 30, 1998, from $950,000 for the same period in 1997. The decrease was primarily due to a decrease in the average balance of securities held to maturity to $30.7 million during the period ended September 30, 1998, from $50.5 million for the same period last year. This decrease was coupled with a decrease in the average yield to 7.41% for the three months ended September 30, 1998, from 7.52% for the same period in 1997, reflecting lower current market rates.

Interest income on mortgage-backed securities available for sale increased $48,000, or 38.1%, to $174,000 for the three-month period ended September 30, 1998, compared to $126,000 for the same period in 1997. The increase was primarily due to an increase in the average balance of mortgage-backed securities outstanding during the period to $10.7 million for the three months ended September 30, 1998, from $8.8 million for the same period in 1997. The increase in the average balance was accompanied by an increase in the average yield to 6.49% at September 30, 1998, from 5.72% at September 30, 1997.

Interest income on investment securities available for sale increased $818,000, or 168.7%, to $1.3 million for the three months ended September 30, 1998, compared to $485,000 for the same period in 1997. The increase was due to an increase in the average balance outstanding of $46.4 million, or 171.9%, to $73.4 million for the three months ended September 30, 1998, from $27.0 million for the same period last year. The increase reflects the securities purchased in connection with the Company's Leverage Program. The average yield also decreased to 7.10% for the three months ended September 30, 1998, compared to 7.17% for the same period last year.

   INTEREST EXPENSE

Interest expense increased $219,000, or 7.82%, to $3.0 million for the three months ended September 30, 1998, compared to $2.8 million for the same period last year. The increase was primarily due to the cost of borrowed funds in connection with the Company's Leverage Program. The average balance of borrowed funds was $39.5 million for the three months ended September 30, 1998, with an average cost of 5.70% compared to an average balance of $27.3 million and average cost of 6.04% for the same period last year. The average balance of savings deposits was $225.7 million with a cost of 4.37% for the three months ended September 30, 1998, compared to average deposits of $214.6 million and a cost of 4.47% for the same period last year. The increase in the average deposits of $11.1 million to $225.7 million at September 30, 1998, from $214.6 million at September 30, 1997, was due primarily to deposit growth at the Company's new Wanaque and Montville, New Jersey, offices.

   PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 for the three months ended September 30, 1998, compared to $100,000 for the same period last year. The decrease in the provision reflects management's view of the risks inherent in the Company's loan portfolio, including, among other factors, a leveling off of non-performing loans, more modest loan growth, the amount of the existing reserve balance and economic conditions in the Company's trade area. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more were $2.1 million, or 1.60% of gross loans at September 30, 1998, and $2.1 million or 1.57% of gross loans at December 31, 1997. Real estate owned at September 30, 1998, was $43,000 compared to $118,000 at December 31, 1997. At September 30, 1998, the allowance for loan losses was $3.2 million compared to $3.1 million at December 31, 1997. The Company's ratio of non-performing assets to total assets was 0.71% at September 30, 1998 and 0.75% at December 31, 1997. The Company's ratio of non-performing loans to total assets was 0.69% at September 30, 1998, and 0.71% at December 31, 1997.

   NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $9,000, or 11.3%, to $89,000 for the three months ended September 30, 1998, compared to $80,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense was $1.5 million for the three months ended September 30, 1998, and for the same period last year.

   INCOME TAX EXPENSE

Income tax expense decreased $12,000, or 4.1%, to $279,000 for the three months ended September 30, 1998, from $291,000 for the same period in 1997.

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 1998, there were no significant changes in the Company's assessment of market risk as reported in Item 7A of the Company's Form 10-K.

   YEAR 2000

A great deal of information has been disseminated about the global year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the Year 1900 and compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company. Data processing is also essential to most other financial institutions and many other companies. The Company contracts with a service bureau to provide the majority of its data processing and is dependent upon purchased application software. In-house applications are limited to word processing and spreadsheet functions. The Company has obtained, where appropriate, certification from external vendors and servicers that the systems and software provided are Year 2000 compliant. Beginning in the fourth quarter of 1998, the Company has coordinated with the primary servicer end-to-end tests which allow the Company to simulate daily processing on sensitive century dates. In the evaluation, the Company will ensure that critical operations will continue if the servicer or vendors are unable to achieve the Year 2000 requirements. The Company expects that all appropriate Year 2000 compliance testing, including third party vendors and interfaces will be completed by 1st quarter of 1999. The Company has identified critical applications and where necessary has begun hardware/software upgrades and system replacement.

Although contingency plans will be developed, the Company continues to bear some risk related to the Year 2000 issue and could be adversely affected, if some other entities ( i.e. vendors ) do not appropriately address their own compliance. The Company continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Additional costs for 1998, such as testing, software purchases and marketing are not anticipated to be material to the Company.

While additional costs will be incurred, the Company believes, based upon available information, that it will be able to manage its Year 2000 transition with out any adverse effect on business operation or financial condition. However, any delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1998 AND 1997

   NET INCOME

Net income for the nine months ended September 30, 1998, was $1.6 million. Earnings per share for this period were $0.71 and $0.69 on a basic and diluted basis, respectively. Net income for the nine months ended September 30, 1997, was also $1.6 million while earnings per share were $0.57 on a basic and diluted basis. The period-to-period increases in earnings per share is the result of the Company's ongoing stock Repurchase Program. Net interest income after provision for loan losses increased $205,000, or 3.2%, to $6.6 million for the nine months ended September 30, 1998, from $6.4 million for the same period last year. This was accompanied by an increase in non-interest income of $75,000 and offset by an increase in non-interest expense of $297,000.

   INTEREST INCOME

Interest on loans increased $176,000, or 2.3%, to $7.7 million for the nine months ended September 30, 1998, from $7.5 million for the same period in 1997. The increase in interest on loans was primarily attributable to an increase in the average balance of loans outstanding during the period to $129.0 million for the nine months ended September 30, 1998, from $121.3 million for the same period in 1997. This was partially offset by a decrease in the average yield to 7.96% for the nine months ended September 30, 1998, from 8.28% for the same period in 1997, reflecting lower current market rates of interest.

Interest income on mortgage-backed securities held to maturity decreased $461,000, or 17.6%, to $2.2 million for the nine months ended September 30, 1998, from $2.6 million for the same period in 1997. The decrease was due to a decline in the average balance of mortgage-backed securities held to maturity during the period to $43.0 million from $53.0 million for the same period in 1997. This was offset slightly by an increase in the average yield at September 30, 1998, to 6.69% from 6.59% for the comparable period in 1997.

Interest income on investments held to maturity decreased $439,000, or 18.3%, to $1.9 million for the nine-month period ended September 30, 1998, from $2.4 million for the same period in 1997. The decrease was due to a reduction in the average yield of investments held to maturity to 7.02% from 7.36% for the same period in 1997. This reduction was partially offset by a decrease in the average balance outstanding for the nine months ended September 30, 1998, of $6.3 million to $37.0 million at September 30, 1998, from $43.3 million in 1997.

Interest income on securities available for sale increased $2.1 million, or 175.0%, to $3.3 million for the nine months ended September 30, 1998, compared to $1.2 million for the same period in 1997. This increase was due to an increase in the average balance outstanding of securities available for sale of $38.0 million, or 149.0%, to $63.5 million compared to $25.5 million for the comparison period in 1997. This increase was coupled with an increase in the average yield to 6.89% from 6.39% in 1997.

Interest income on mortgage-backed securities available for sale increased $280,000, or 111.1%, to $532,000 for the nine months ended September 30, 1998, from $252,000 for the same period in 1997. This increase was due primarily to the average balance outstanding of mortgage-backed securities available for sale increasing $5.2 million, or 92.9%, to $10.8 million at September 30, 1998, from $5.6 million at September 30, 1997. In addition, the average yield increased to 6.56% from 5.97% in 1997.

   INTEREST EXPENSE

Interest expense increased $1.5 million, or 19.7%, to $9.1 million for the nine months ended September 30, 1998, from $7.6 million at September 30, 1997. The increase was primarily attributable to the cost of borrowed funds in connection with the Company's Leverage Program. The average balance of borrowed funds was $40.2 million for the nine months ended September 30, 1998, with an average cost of 5.78% compared to an average balance of $14.2 million with an average cost of 5.96% for the same period in 1997. The average balance of savings deposits was $224.0 million with a cost of 4.38% for the nine months ended September 30, 1998, compared to an average balance of $211.7 million and a cost of 4.37% at September 30, 1997. The increase in the average deposits of $12.3 million was due primarily to deposit growth at the Company's new Wanaque and Montville, New Jersey, offices.

   PROVISION FOR LOAN LOSSES

The provision for loan losses was $225,000 for the nine-month period ended September 30, 1998, compared to $400,000 for the same period last year. The decrease in the provision reflects management's view of the risks inherent in the Bank's loan portfolio, including, among other factors, a leveling off of non-performing loans, modest loan growth, the amount of the existing reserve balance and economic conditions in the Company's trade area. The ratio of non-performing loans to total assets was 0.69% at September 30, 1998, compared to 0.71% at September 30, 1997. At September 30, 1998 and December 31, 1997, the allowance for loan losses was $3.2 million and $3.1 million, respectively.

   NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income increased $75,000, or 36.8%, to $279,000 for the nine months ended September 30, 1998, compared to $204,000 for the same period last year. The increase was primarily due to an increase in NOW account service charges and an increase in safe deposit box rental fees. Non-interest expense increased $298,000, or 7.1%, to $4.5 million for the nine-month period ended September 30, 1998, from $4.2 million for the same period last year. The increase was primarily due to an increase in compensation and employee benefit expense of $255,000 related to the addition of staff at the Company's Montville, New Jersey, office and the amortization of stock based benefit plans. There were also increases in equipment and real estate owned expense of $68,000 and $57,000, respectively. Partially offsetting these was a decrease in other expenses of $74,000.

   INCOME TAX EXPENSE

Income tax expense decreased $53,000, or 6.0%, to $830,000 for the nine months ended September 30, 1998, from $883,000 for the same period in 1997 due to lower before-tax income.

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

     Not applicable


ITEM 5. OTHER INFORMATION.

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

            (27) Financial Data Schedule


     (b) Reports of Form 8-K

     The Registrant filed a current report on July 28, 1998, announcing its second fiscal quarter 1998 earnings.

     The Registrant filed a current report on August 19, 1998, announcing the payment of a cash dividend.

     The Registrant filed a current report on October 15, 1998, announcing the signing of a Definitive Agreement and Plan of Reorganization by and among Kearny Federal Savings Bank, Registrant, and Registrant's wholly-owned subsidiary, South Bergen Savings Bank, on October 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          1ST BERGEN BANCORP


                                          By: /s/ WILLIAM M. BRICKMAN
                                              ----------------------------------
Date: November 12, 1998                       William M. Brickman
                                              President and Chief Executive
                                              Officer


                                          By: /s/ ALBERT E. GOSSWEILER
                                              ----------------------------------
Date: November 12, 1998                       Albert E. Gossweiler
                                              Executive Vice President and Chief
                                              Financial Officer